Form 10-Q
period 2021-06-30
Maquia Capital Acquisition Corp
filed 2021-08-23
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
(Address of Principal Executive Offices, including zip code)

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

As of August 23, 2021, there were 17,893,462 shares of Class A Common Stock, par value $0.0001 per share, and 4,500,528 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Item 1.Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

MAQUIA CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

June 30, 2021
(unaudited)
ASSETS
Current asset
Cash and cash equivalents	$644,995
Prepaid expenses	286,550
Total current assets	931,545

Investments held in the Trust Account	175,679,162
Total Assets	$176,610,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$157,113
Promissory note - related party	11
Total current liabilities	$157,124

Deferred underwriting compensation	5,192,916
Warrant liability - Private Placement Warrants	196,722
Warrant liability - Public Warrants	4,587,076
9,976,714

Total liabilities	10,133,838

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption (15,909,051 shares at redemption value)	161,476,868

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,984,411 issued and outstanding (excluding 15,909,051 shares subject to possible redemption)	198
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 4,500,528 issued and outstanding	450
Additional paid-in capital	—
Retained earnings	4,999,353
Total Stockholders' Equity	5,000,001
Total Liabilities and Stockholders' Equity	$176,610,707

The accompanying notes are an integral part of these condensed unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021

General and administrative expenses	$174,834	$175,559
TOTAL EXPENSES	174,834	175,559

OTHER INCOME (EXPENSES)
Unrealized loss on investment held in Trust Account	(14,486)	(14,486)
Offering costs allocated to warrants	(494,344)	(494,344)
Change in fair value of derivative warrant liabilities	6,976,878	6,976,878
TOTAL OTHER INCOME	6,468,048	6,468,048

INCOME BEFORE INCOME TAX PROVISION	6,293,214	6,292,489

Income tax provision	—	—

Net income	$6,293,214	$6,292,489

Basic and diluted weighted average shares outstanding, redeemable Class A Common Stock	10,544,337	5,301,296
Basic and diluted net loss per share of redeemable Class A Common Stock	$(0.01)	$(0.02)

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	7,664,852	6,140,892
Basic and diluted net income per share of non-redeemable common stock	$0.82	$1.02

The accompanying notes are an integral part of these condensed unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional	Retained Earnings
	Common Stock		Common Stock (1)		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,600,000	460	24,540	—	25,000

Net loss	—	—	—	—	—	(725)	(725)

Balance as of March 31, 2021 (unaudited)	—	—	4,600,000	460	24,540	(725)	24,275

Sale of Units in Public Offering, less fair value of public warrants, net of offering costs	17,309,719	1,731	173,098	17	154,708,385	—	154,710,140

Sale of units in private placement, less fair value of private warrants	583,743	58	—	—	5,449,182	—	5,449,240

Initial classification of Class A Common Stock subject to possible redemption	(14,063,570)	(1,406)	—	—	(142,743,830)	—	(142,745,236)

Change in Class A Common Stock subject to possible redemption	(1,845,481)	(185)	—	—	(17,438,311)	(1,293,136)	(18,731,632)

Forfeiture of Class B Common Stock	—	—	(272,570)	(27)	27	—	—

Net income	—	—	—	—	—	6,293,214	6,293,214

Balance as of June 30, 2021	1,984,411	$198	4,500,528	$450	$—	$4,999,353	$5,000,001

The accompanying notes are an integral part of these condensed unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE Six MONTHS ENDED June 30, 2021

(unaudited)

Cash Flows From Operating Activities:
Net income	$6,292,489
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on treasury securities held in the Trust Account	14,486
Offering costs allocated to warrants	494,344
Gain on change in fair value of derivative liabilities	(6,976,878)
Changes in operating assets and liabilities:
Prepaid expenses	(286,550)
Accounts payable and accrued expenses	157,113
Net Cash Used In Operating Activities	(304,996)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	(175,693,648)
Net Cash Used In Investing Activities	(175,693,648)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	171,366,218
Sale of Private Placement Warrants to the Sponsor	5,837,430
Proceeds from the Sponsor promissory note	177,111
Repayment of the Sponsor promissory note	(177,100)
Payment of offering costs	(585,020)
Proceeds from issuance of Class B common stock to sponsor	25,000
Net Cash Provided By Financing Activities	176,643,639

Net change in cash and cash equivalents	644,995

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$644,995

Supplemental disclosure of non-cash financing activities:

Initial value of Class A Common Stock subject to possible redemption	$142,745,236
Change in value of Class A Common Stock subject to possible redemption	$18,731,632
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$5,192,916
Initial classification of fair value of warrants	$11,760,676

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

At June 30, 2021, the Company had not yet commenced any operations. All activity for the period from December 10, 2020 (inception) through June 30, 2021 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account from the net proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Sponsor and Initial Financing

The Company’s sponsor is Maquia Investment North America LLC, (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 4, 2021. On May 7, 2021, the Company closed its Initial Public Offering of 16,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $160 million, and incurring offering costs of approximately $7.0 million, inclusive of $5,192,916 million in deferred underwriting commissions (Note 5). Each Unit consists of one share of the Company’s Class A common stock (the “Public Shares”) and one-half of one redeemable warrant (each, a “Warrant” and, collectively, the “Warrants”). On May 7, 2021, the Company issued 160,000 shares of Class B common stock to the underwriter for services rendered and recorded $1,209,600 which is recorded as a stock issuance cost.

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

On May 10, 2021, the Company consummated the closing of the sale of 1,309,719 additional units of the Company’s Class A common stock, $0.0001 par value at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to partially exercise their overallotment option (“Over-allotment Units”), generating additional gross proceeds of $13,097,190 and incurred additional offering costs of $130,972 in underwriting fees. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 32,743 Private Placement Units to Maquia Investments North America, LLC., a Delaware limited partnership (the “Sponsor”), generating gross proceeds of $327,430. As a result of the underwriters' election to partially exercise their over-allotment option, 327,430 Founder Shares are no longer subject to forfeiture. The remaining 272,570 Founders shares were forfeited. On May 12, 2021, the Company issued 13,098 shares of Class B common stock to the underwriter for services rendered and recorded $99,021 which is recorded as a stock issuance cost.

The Trust Account

Following the closing of the Initial Public Offering on May 7, 2021, $165.5 million of the net proceeds of the sale of the Units and the Private Placement Units were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company. The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Liquidity

At June 30, 2021, we had cash of $644,995 and working capital of $774,421. In May 2021, the Company closed its Initial Public Offering of 17,309,719 Units at $10.00 per Unit, which includes underwriters’ over-allotment, generating gross proceeds of $173.1 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 583,743 Private Placement Warrants, which includes underwriters’ over-allotment, to the Sponsor at a purchase price of $10 per Private Placement Warrant, generating gross proceeds of approximately $5,837,430.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 4), and a loan of $177,111 under an unsecured and noninterest bearing promissory note – related party (Note 4). Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities have been expensed and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A common stock have been charged to stockholders’ equity. Offering costs of $584,295 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $6,923,888, were charged to additional paid-in capital upon completion of the Initial Public Offering. Of these costs, $494,344 were allocated to the Public Warrants and the Private Placement Warrants and are included in the statement of operations as a component of other income (expense). After the IPO occurred, offering costs with a fair value of $1,837,821 were recorded in connection with Series B Common Stock issued to the underwriters and a consultant.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A Common Stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, the shares of the Class A Common Stock subject to possible redemption in the amount of $161,476,868 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the Public Warrants sold in the Initial Public Offering and the Private Placement Warrants sold in the Private Placement to purchase an aggregate of 8,946,731 shares of the Class A Common Stock in the calculation of diluted loss per share, since the inclusion of such Warrants would be anti-dilutive.

The Company’s condensed statements of operations include a presentation of net income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of net income per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months
	Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Class A common stock subject to possible redemption
Numerator: Earnings (loss) allocable to Class A common stock subject to possible redemption
Interest earned and unrealized gain (loss) on marketable securities held in Trust Account	$(14,486)	$(14,486)
Less: interest available to be withdrawn for payment of taxes	(98,630)	(98,630)
Net loss attributable	$(113,116)	$(113,116)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	10,544,337	5,301,296
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.01)	$(0.02)

Non-Redeemable Common Stock
Numerator: Income allocable to non-redeemable common stock
Net income	$6,293,214	$6,292,489
Less: Net income allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net Income	$6,293,214	$6,292,489
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	7,664,852	6,140,892
Basic and diluted net income per share, Non-redeemable Common stock	$0.82	$1.02

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company does not have any recurring Level 2 assets or liabilities, see Note 8 for Level 3 assets and liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (i.e., March 15, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. The Company has determined that the Public Warrants and the Private Placement Warrants are derivative instruments. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement, respectively, in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging,” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recently issued accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, which was consummated in May 2021, the Company sold 17,309,719 Units, which includes underwriters’ over-allotment, at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $173.1 million. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On January 28, 2021, the Company issued an aggregate of 5,750,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. On May 4, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 1,150,000 founder shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares to the Company for no consideration on May 4, 2021. The Sponsor also transferred 70,000 founder shares to ARC Group Limited in consideration of services provided by such party as financial advisor to the Company in connection with the offering and recorded $529,200 which is recorded as a stock issuance cost. As a result, the Sponsor currently owns 4,530,000 founder shares. Such Class B common stock included an aggregate of up to 600,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Units and underlying securities). On May 7, 2021, the Company issued 160,000 shares of Class B common stock to the underwriter for services rendered and recorded $1,209,600 which is recorded as a stock issuance cost. On May 12, 2021, the Company issued 13,098 shares of Class B common stock to the underwriter for services rendered and recorded $99,021 which is recorded as a stock issuance cost. As a result of the underwriters' election to partially exercise their over-allotment option on May 10, 2021, 272,570 Founder Shares are no longer subject to forfeiture.

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 583,743 Units, which includes underwriters’ over-allotment, (the “Private Placement Units”) to Maquia Investment North America LLC at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $5,837,430.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021, the balance outstanding under the promissory note with the Sponsor was $11.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,400,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 12, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,309,719 Units. Upon partial exercise of the over-allotment option, an additional 32,743 private units were purchased. As a result of the underwriters' election to partially exercise their over-allotment option, 272,570 Founder Shares are no longer subject to forfeiture.

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

NOTE 6. WARRANTS

After the closing of its IPO and over-allotment in May 2021 and at June 30, 2021, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each Warrant as a liability at its fair value, and the Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Warrants will be reclassified as of the date of the event that causes the reclassification.

For the Company’s public warrants, once the warrants detach from the units and start trading, the trading price will be used as the fair value of the public warrants.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, January 1, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	11,760,676
Transfer of public warrants from Level 3 to Level 1	(11,372,486)
Change in fair value of derivative liabilities	(191,468)
Balance, June 30, 2021	$196,722

During the six months ended June 30, 2021, the fair value of the derivative feature of the Private Warrants was calculated using the following range of weighted average assumptions:

	June 30, 2021
Risk-free interest rate	0.13 - 0.87%
Expected life of grants	5.0	years
Expected volatility of underlying stock	5.0 - 14.0%
Dividends	0%
Probability of Business Combination	80%

As of June 30, 2021, the derivative liability was $4,783,798. In addition, for the three and six months ended June 30, 2021, the Company recorded $6,976,878 as a gain on the change in fair value of the derivative Warrants in the condensed statements of operations.

NOTE 7. STOCKHOLDER’S EQUITY

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 17,893,462 shares of the Class A Common Stock, including 15,909,051 shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying condensed balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 4,500,528 shares of Class B common stock issued and outstanding held by the Sponsor a consultant and the underwriter. On May 4, 2021, the Company effected a cancellation agreement with the Sponsor, pursuant to which the Company cancelled 1,150,000 founder shares, resulting in the Sponsor holding 4,600,000 founder shares (of which 600,000 of such shares being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the initial stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Shares). Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares. The Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021, there were no preferred shares issued or outstanding.

NOTE 8 —  FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in the Trust Account	1	$175,679,162

Liabilities:
Warrant Liability – Private Placement Warrants	3	$196,722
Warrant Liability – Public Warrants	1	$4,587,076

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities in the condensed balance sheets. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrant liabilities in the condensed statement of operations.

Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of the Class A Common Stock and one-half of one Public Warrant), (ii) the sale of the Private Placement Warrants and (iii) the issuance of the Class B Common Stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the Class A Common Stock subject to possible redemption (temporary equity), the Class A Common Stock (permanent equity) and the Class B Common Stock (permanent equity) based on their relative fair values at the initial measurement date. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of June 30, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of June 30, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of June 30, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

NOTE 9. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to June 30, 2021 was related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

For the three months ended June 30, 2021, we had a net income of $6,293,214, which consisted of $174,834 of general and administrative expenses, offset primarily by the change in fair value of the derivative warrant liabilities of $6,976,878 and change in the fair value of the Trust Account of $14,486. In addition, we recorded offering costs allocated to the Public Warrants and the Private Placement Warrants totaling $494,344.

For the six months ended June 30, 2021, we had a net income of $6,292,489, which consisted of $175,559 of general and administrative expenses, offset primarily by the change in fair value of the derivative warrant liabilities of $6,976,878 and change in the fair value of Trust Account of $14,486. In addition, we recorded offering costs allocated to the Public Warrants and the Private Placement Warrants totaling $494,344.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity will be the initial sale of the Founder Shares to our Sponsor and advances under the promissory note with the Sponsor.

Pursuant to the Initial Public Offering, which was consummated in May 2021, the Company sold 17,309,719 Units, which includes underwriters’ over-allotment, at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $173.1 million. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 583,743 Units, which includes underwriters’ over-allotment, (the “Private Placement Units”) to Maquia Investment North America LLC at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $5,837,430.

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

We presently have no operating revenue. Our net income was $6,293,214 and $6,292,489 for the three and six months ended June 30, 2021, respectively, and consisted primarily of administrative fees, professional fees and costs related to our search for a Business Combination target, offset primarily by the change in fair value of the Warrant liabilities. Through June 30, 2021, our liquidity needs were satisfied through receipt of $644,995 held outside of the Trust Account from the sale of the Private Placement Warrants upon the closing of the Initial Public Offering. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A Common Stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, the shares of the Class A Common Stock subject to possible redemption in the amount of $161,476,868 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the Public Warrants sold in the Initial Public Offering and the Private Placement Warrants sold in the Private Placement to purchase an aggregate of 8,946,731 shares of the Class A Common Stock in the calculation of diluted loss per share, since the inclusion of such Warrants would be anti-dilutive.

The Company’s condensed statements of operations include a presentation of net income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of net income per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

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

The Company does not have any recurring Level 2 assets or liabilities, see Note 8 for recurring Level 3 liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (i.e., March 15, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. The Company has determined that the Public Warrants and the Private Placement Warrants are derivative instruments. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement, respectively, in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging,” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recently issued accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement (the “SEC Staff Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)”. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 8,654,860 Public Warrants and 291,872 (underlying the Private Placement Units), and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of June 30, 2021, contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: August 23, 2021	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)