Form 10-Q
period 2021-09-30
Maquia Capital Acquisition Corp
filed 2021-11-12
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 17,893,462 shares of Class A Common Stock, par value $0.0001 per share, and 4,500,528 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Item 1.Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

MAQUIA CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
ASSETS
Current asset
Cash and cash equivalents	$497,482
Prepaid expenses	247,165
Total current assets	744,647

Investments held in the Trust Account	175,705,568
Total Assets	$176,450,215

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$212,774
Total current liabilities	212,774

Deferred underwriting compensation	5,192,916
Warrant liability - Private Placement Warrants	200,516
Warrant liability - Public Warrants	4,760,173
Total liabilities	10,366,380

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption (17,309,739 shares at redemption value of $10.15 per share)	175,693,648

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 583,723 issued and outstanding (excluding 17,309,739 shares subject to possible redemption)	58
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 4,500,528 issued and outstanding	450
Additional paid-in capital	—
Accumulated deficit	(9,610,321)
Total Stockholders' Deficit	(9,609,813)
Total Liabilities and Stockholders' Deficit	$176,450,215

The accompanying notes are an integral part of these condensed unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2021	September 30, 2021

General and administrative expenses	$118,259	$293,818
TOTAL EXPENSES	118,259	293,818

OTHER INCOME (EXPENSES)
Unrealized gain on investment held in Trust Account	26,406	11,920
Offering costs allocated to warrants	—	(494,344)
Change in fair value of derivative warrant liabilities	(176,892)	6,799,986
TOTAL OTHER INCOME	(150,486)	6,317,562

Net (loss) income	$(268,745)	$6,023,744

Basic and diluted weighted average shares outstanding, redeemable Class A Common Stock	17,893,462	10,534,895
Basic and diluted net (loss) income per share of redeemable Class A Common Stock	$(0.01)	$0.40

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	4,500,598	4,546,468
Basic and diluted net (loss) income per share of non-redeemable common stock	$(0.01)	$0.40

The accompanying notes are an integral part of these condensed unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(unaudited)

	Class A		Class B		Additional
	Common Stock		Common Stock (1)		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance as of January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,600,000	460	24,540	—	25,000

Net loss	—	—	—	—	—	(725)	(725)

Balance as of March 31, 2021	—	—	4,600,000	460	24,540	(725)	24,275

Forfeiture of Class B Common Stock	—	—	(272,570)	(27)	27	—	—

Accretion of Class A common stock to redemption amount (restated – see Note 2)	583,743	58	173,008	17	(24,567)	(15,509,776)	(15,534,268)

Net income	—	—	—	—	—	6,293,214	6,293,214

Balance as of June 30, 2021 (restated)	583,723	58	4,500,528	450	—	(9,217,287)	(9,216,779)

Return of private placement funds to Sponsor (see Note 5)	—	—	—	—	—	(124,289)	(124,289)

Net loss	—	—	—	—	—	(268,745)	(268,745)

Balance as of September 30, 2021	583,723	$58	4,500,528	$450	—	$(9,610,321)	$(9,609,813)

The accompanying notes are an integral part of these condensed unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE Nine MONTHS ENDED SEPTEMBER 30, 2021

(unaudited)

Cash Flows From Operating Activities:
Net income	$6,023,744
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gains on investments held in the Trust Account	(11,920)
Offering costs allocated to warrants	494,344
Gain on change in fair value of derivative liabilities	(6,799,986)
Changes in operating assets and liabilities:
Prepaid expenses	(247,165)
Accounts payable and accrued expenses	212,774
Net Cash Used In Operating Activities	(328,209)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	(175,693,648)
Net Cash Used In Investing Activities	(175,693,648)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	171,366,218
Sale of Private Placement Units to Sponsor	5,837,430
Proceeds from the Sponsor promissory note	177,111
Repayment of the Sponsor promissory note	(177,111)
Return of excess private placement funds to Sponsor	(124,900)
Payment of offering costs	(584,409)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net Cash Provided By Financing Activities	176,519,339

Net change in cash and cash equivalents	497,482

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$497,482

Supplemental disclosure of non-cash financing activities:

Initial value of Class A Common Stock subject to possible redemption	$175,693,648
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$5,192,916
Initial classification of fair value of warrants	$11,760,676

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

At September 30, 2021, the Company had not yet commenced any operations. All activity for the period from December 10, 2020 (inception) through September 30, 2021 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Sponsor and Initial Financing

The Company’s sponsor is Maquia Investment North America LLC, (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 4, 2021. On May 7, 2021, the Company closed its Initial Public Offering of 16,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $160 million, and incurring offering costs of approximately $7.0 million, inclusive of $5,192,916 million in deferred underwriting commissions (Note 6). Each Unit consists of one share of the Company’s Class A common stock (the “Public Shares”) and one-half of one redeemable warrant (each, a “Warrant” and, collectively, the “Warrants”). On May 7, 2021, the Company issued 160,000 shares of Class B common stock to the underwriter for services rendered and recorded $1,209,600 which is recorded as a stock issuance cost.

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private sale (the “Private Placement”) of 551,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of approximately $5,510,000 (Note 5). The Private Placement Units are identical to the Units in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.

On May 10, 2021, the Company consummated the closing of the sale of 1,309,719 additional units of the Company’s Class A common stock, $0.0001 par value at a price of $10 per unit upon receiving notice of the underwriters’ election to partially exercise their overallotment option (“Over-allotment Units”), generating additional gross proceeds of $13,097,190 and incurred additional offering costs of $130,972 in underwriting fees. Each Over-allotment Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one warrant (each, an “Over-allotment Warrant” and, collectively, the “Over-allotment Warrants”). Each whole Warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share. Simultaneously with the exercise of the over-allotment, the Company consummated the private placement of an additional 32,743 private placement units (the “Over-allotment Private Placement Units”) to the Sponsor, generating gross proceeds of $327,430. As a result of the underwriters’ election to partially exercise their over-allotment option, 327,430 Founder Shares are no longer subject to forfeiture. The remaining 272,570 Founders shares were forfeited. On May 12, 2021, the Company issued 13,098 shares of Class B common stock to the underwriter for services rendered and recorded $99,021 which is recorded as a stock issuance cost.

The Trust Account

Following the closing of the Initial Public Offering in May 2021, $175.7 million of the net proceeds of the sale of the Units, the Private Placement Units, the Over-allotment Units and the Over-allotment Private Placement Units were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company. The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the shares of Class A common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. Because of the redemption feature noted above, the shares of Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), and a loan of $177,111 under an unsecured and noninterest bearing promissory note – related party (Note 5). Subsequent from the consummation of the Initial Public Offering, the Company plans to address its liquidity through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans.

Based on the foregoing, management does not believe that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in what ever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS

In accordance with SEC and its staff’s recent guidance on redeemable equity instruments, which has been codified in ASC 480, Distinguishing Liabilities from Equity, subtopic 10, section S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) to Class A and Class B common stock on a pro rata basis based on weighted average share outstanding. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

	As previously reported	Adjustments	As Restated
May 7, 2021 balance sheet
Class A Common Stock subject to possible redemption	$142,745,236	$19,654,764	$162,400,000
Class A common stock	249	(194)	55
Additional paid in capital	5,454,892	(5,454,892)	—
Accumulated deficit	(455,616)	(14,199,678)	(14,655,294)
Total stockholders' equity (deficit)	5,000,001	(19,654,764)	(14,654,763)

June 30, 2021 balance sheet (Unaudited)
Class A Common Stock subject to possible redemption	$161,476,868	$14,216,780	$175,693,648
Class A common stock	198	(140)	58
Retained Earnings (deficit)	4,999,353	(14,216,640)	(9,217,287)
Total stockholders' equity (deficit)	5,000,001	(14,216,780)	(9,216,779)

Statement of changes in stockholders’ equity for the six months ended June 30, 2021 (Unaudited)
Initial classification of Class A Common Stock subject to possible redemption	$(142,745,236)	$(142,745,236)	$—
Change in Class A Common Stock subject to possible redemption	(18,731,632)	18,731,632	—
Accretion of Class A common stock to redemption amount	—	(15,534,268)	(15,534,268)

Statement of Operations for the six months ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	5,301,296	530,955	5,832,251
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.02)	$0.60	$0.58
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,140,892	(1,570,979)	4,569,913
Basic and diluted net loss per share, Non-redeemable common stock	1.02	(0.44)	0.58

Statement of Cash Flows for the six months ended June 30, 2021 (Unaudited)
Initial value of Class A common stock subject to possible redemption	$142,745,236	$32,948,412	$175,693,648
Change in value of Class A common stock subject to possible redemption	18,731,632	(18,731,632)	—

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities have been expensed and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A common stock have been charged to stockholders’ equity. Offering costs of $584,295 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $6,923,888, were charged to additional paid-in capital upon completion of the Initial Public Offering. Of these costs, $494,344 were allocated to the Public Warrants and the Private Placement Warrants and are included in the statement of operations as a component of other income (expense). After the Initial Public Offering occurred, offering costs with a fair value of $1,837,821 were recorded in connection with Class B Common Stock issued to the underwriters and a consultant.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, the shares of the Class A common stock subject to possible redemption in the amount of $175,693,648 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial carrying value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the shares of redeemable Class A common stock reflected in the condensed balance sheet were reconciled in the following table:

Gross proceeds	$175,693,648
Less:
Proceeds allocated to the fair value of warrants	(11,760,676)
Class A common stock issuance costs	3,773,590
Plus:
Accretion of carrying value to redemption value	15,534,268

Class A common stock subject to possible redemption	$175,693,648

Net income (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$(214,735)	$(54,010)	$4,207,810	$1,815,934
Denominator:
Basic and diluted weighted average shares outstanding	17,893,462	4,500,598	10,534,895	4,546,468

Basic and diluted net income (loss) per common share	$(0.01)	$(0.01)	$0.40	$0.40

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company does not have any recurring Level 2 assets or liabilities, see Note 9 for Level 3 assets and liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

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

Recently issued accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 28, 2021, the Company issued an aggregate of 5,750,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. On May 4, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 1,150,000 founder shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares to the Company for no consideration on May 4, 2021. The Sponsor also transferred 70,000 founder shares to ARC Group Limited in consideration of services provided by such party as financial advisor to the Company in connection with the offering and recorded $529,200 which is recorded as a stock issuance cost. As a result, the Sponsor currently owns 4,530,000 founder shares. Such Class B common stock included an aggregate of up to 600,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Units and underlying securities). On May 7, 2021, the Company issued 160,000 shares of Class B common stock to the underwriter for services rendered and recorded $1,209,600 which is recorded as a stock issuance cost. On May 12, 2021, the Company issued 13,098 shares of Class B common stock to the underwriter for services rendered and recorded $99,021 which is recorded as a stock issuance cost. As a result of the underwriters’ election to partially exercise their over-allotment option on May 10, 2021, 272,570 Founder Shares are no longer subject to forfeiture.

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of an aggregate of 583,743 units, which includes underwriters’ over-allotment, to the Sponsor at a purchase price of $10.00 per unit, generating gross proceeds to the Company in the amount of $5,837,430. During the three months ended September 30, 2021, due to the downsizing of the Initial Public Offering, $124,289 of funds were returned to the Sponsor.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of September 30, 2021, the balance outstanding under the promissory note with the Sponsor was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, the representative shares (see Note 8) as well as the holders of the Private Placement Units (and underlying securities) and any securities issued in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding anything to the contrary, such holders may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the Initial Public Offering. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these common stock are to be released from escrow. The holders of a majority of the Private Placement Units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, such holders may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,400,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 12, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,309,719 Units. Upon partial exercise of the over-allotment option, an additional 32,743 private units were purchased. As a result of the underwriters’ election to partially exercise their over-allotment option, 272,570 Founder Shares are no longer subject to forfeiture.

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

NOTE 7. WARRANTS

At September 30, 2021, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each Warrant as a liability at its fair value, and the Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Warrants will be reclassified as of the date of the event that causes the reclassification.

In the Company’s fiscal quarter ended on June 30, 2021, the warrants detached from the units and started trading, therefore, since the fiscal quarter ended on June 30, 2021, the trading price for the public warrants will be used as the fair value of the public warrants.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, January 1, 2021	$—
Initial fair value of derivative warrant liabilities	11,760,676
Transfer of public warrants from Level 3 to Level 1	(11,372,486)
Change in fair value of derivative liabilities	(187,674)
Balance, September 30, 2021	$200,516

For the private and public warrant at the IPO date, and for the private warrants at September 30, 2021, the following assumptions were used to calculate the fair value:

	September 30, 2021		May 7, 2021
Risk-free interest rate	0.11%		0.8%
Expected life of grants	5.0	years	5.0	years
Expected volatility of underlying stock	13.5%		20%
Dividends	0%		0%
Probability of Business Combination	80%		80%

As of September 30, 2021, the derivative liability was $4,960,689. In addition, for the three and nine months ended September 30, 2021, the Company recorded a loss of $176,892 and a gain of $6,799,986, respectively, on the change in fair value of the derivative Warrants in the condensed statements of operations.

NOTE 8. STOCKHOLDER’S EQUITY

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 17,893,462 shares of the Class A Common Stock, including 17,309,739 shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying condensed balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 4,500,528 shares of Class B common stock issued and outstanding held by the Sponsor a consultant and the underwriter. On May 4, 2021, the Company effected a cancellation agreement with the Sponsor, pursuant to which the Company cancelled 1,150,000 founder shares, resulting in the Sponsor holding 4,600,000 founder shares (of which 600,000 of such shares being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the initial stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Shares). Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares. The Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021, there were no preferred shares issued or outstanding.

NOTE 9 —  FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in the Trust Account	1	$175,705,568

Liabilities:
Warrant Liability – Private Placement Warrants	3	$200,516
Warrant Liability – Public Warrants	1	$4,760,173

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

As of September 30, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of September 30, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of September 30, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

NOTE 10. SUBSEQUENT EVENTS

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

For the three months ended September 30, 2021, we had a net loss of $268,745, which consisted of $118,259 of general and administrative expenses, change in fair value of the derivative warrant liabilities of $176,892, partially offset by the unrealized gain on investments in the Trust Account of $26,406.

For the nine months ended September 30, 2021, we had net income of $6,023,744, which consisted of $293,818 of general and administrative expenses, the unrealized gain on investments in the Trust Account of $11,920, and the change in fair value of the derivative warrant liabilities of $6,799,986. In addition, we recorded offering costs allocated to the Public Warrants and the Private Placement Warrants totaling $494,344.

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

As indicated in the accompanying financial statements, at September 30, 2021, the Company had $497,482 in cash, and working capital of $543,780, which excludes $11,920 of interest income on the Trust account which can be used to pay Delaware franchise taxes payable.

We presently have no operating revenue. Our net (loss) income was $(268,745) and $6,023,744 for the three and nine months ended September 30, 2021, respectively, and consisted primarily of administrative fees, professional fees and costs related to our search for a Business Combination target, offset primarily by the change in fair value of the Warrant liabilities. Through September 30, 2021, our liquidity needs were satisfied through receipt of $644,995 held outside of the Trust Account from the sale of the Private Placement Warrants upon the closing of the Initial Public Offering. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

Based on the foregoing, management does not believe that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in what ever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that result from the Company’s inability to continue as a going concern.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A Common Stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September

30, 2021, the shares of the Class A Common Stock subject to possible redemption in the amount of $175,693,648 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

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

The Company does not have any recurring Level 2 assets or liabilities, see Note 9 for recurring Level 3 liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

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

Recently issued accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

Our internal control over financial reporting was not effective to properly evaluate complex equity transactions. This lack of control led to the improper accounting classification of certain Class A common stock subject to redemptionwe issued in May 2021 as part of the Initial Public Offering which are subject to redemption, which, due to its impact on our financial statements, we determined to be a material weakness in our internal control over financial reporting. As a result of such re-classification, we have restated our financial statements for the periods ended May 7, 2021 and June 30, 2021.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Class A common stock subject to redemption. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our final prospectus dated May 4, 2021 and filed with the SEC on May 6, 2021 and our quarterly report on Form 10-Q dated August 23, 2021 and filed with the SEC on the same day.

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

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: November 12, 2021	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)