Form 10-K
period 2021-12-31
Maquia Capital Acquisition Corp
filed 2022-03-25
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39807

MAQUIA CAPITAL ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85-4283150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Biscayne Boulevard, Suite 2406 Miami, FL	33132
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 608-1395

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock, and one-half of one Redeemable Warrant	MAQCU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	MAQC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	MAQCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

The aggregate market value of the shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $170,327,635.

As of March 24, 2022 there were 17,893,462 shares of Class A common stock, par value $0.0001 per share and 4,500,528 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;
●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;
●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;
●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” (which includes the representative shares) are to the shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the Company on May 7, 2021;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Nasdaq” are to the Nasdaq Global Market;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one-half of one placement warrant;
●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;
●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement;
●	“private placement” are to the private placement of 583,743 placement units at a price of $10.00 per unit, for an aggregate purchase price of $5,837,430, which occurred simultaneously with the completion of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market);
●	“Registration Statement” are to the Form S-1 filed with the SEC February 16, 2021 (File No. 333-253167), as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“representative” are to EF Hutton, (formerly Kingswood Capital Markets), division of Benchmark Investments, Inc., who was the representative of the underwriters in our initial public offering;
●	“representative shares” are to the 160,000 shares of our Class B common stock issued and up to 13,098 shares of our Class B common stock issued upon the partial exercise of the underwriters’ over-allotment option to the representative and its designees in connection with our initial public offering;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to Maquia Investments North America, LLC, a Delaware limited liability company;
●	“trust account” are to the U.S.-based trust account in which an amount of $162,400,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement units was placed following the closing of the initial public offering;
●	“underwriters” are to the underwriters of our initial public offering, for which the representative acting as representative;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants sold as part of the placement units issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees; and
●	“we,” “us,” “Company” or “our Company” are to Maquia Capital Acquisition Corporation.

PART I

Item 1.Business.

Overview

We are a blank check company incorporated in December 2020 as a Delaware corporation for the purpose of effecting our initial business combination.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we have focused and will continue to focus on technology-focused middle market and emerging growth companies operating in North America with total enterprise values from $200 million to $1 billion in industries that benefit from continuously evolving technology and the resulting shift in consumer and business purchase behavior, including Marketplace & Platforms, Fintech & Financial Services or SaaS & Technology.

Initial Public Offering

On May 7, 2021, we consummated our initial public offering of 16,000,000 units. Each unit consists of one share of Class A common stock, and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $160,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 551,000 placement units to our sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds of $5,510,000.

A total of $162,400,000, comprised of $158,113,471 of the proceeds from the initial public offering and $4,286,529 of the proceeds of the sale of the placement units was placed in the trust account maintained by Continental, acting as trustee.

On May 10, 2021, the underwriters exercised their over-allotment option in part, and the closing of the issuance and sale of the additional 1,309,719 units (the “over-allotment units”) occurred on May 12, 2021, generating gross proceeds of $13,097,190. In connection with the closing of the purchase of the over-allotment units, the Company sold an additional 32,743 placement units (the “over-allotment placement units”) to the sponsor at a price of $10.00 per placement unit, generating an additional $327,430 of gross proceeds.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jeff Ransdell, our Chief Executive Officer, Guillermo Eduardo Cruz our Chief Operating Officer, Maggie Vo, our Chief Investment Officer and Jeronimo Peralta, our Chief Financial Officer. We must complete our initial business combination by May 7, 2022, 12 months from the closing of our initial public offering (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time). If our initial business combination is not consummated by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time), then our existence will terminate, and we will distribute all amounts in the trust account.

Business Strategy

While we may pursue an initial business combination target in any industry or geographic location, we have focused and will continue to focus our search on middle market and emerging growth technology-focused companies in North America in industries that benefit from continuously evolving technology and the resulting shift in consumer and business purchase behavior. Most of these companies will ultimately need to consolidate to achieve the scale necessary to attain high revenue growth and attractive profitability. We believe that acquiring a leading high-growth technology company will provide a platform to fund consolidation and fuel growth for our company. Segments we are exploring and might continue to explore include, but are not limited to, technology enabled medical devices, horizontal and vertical SaaS, SaaS B2B, AgTech, genomics, P2P lending, insurance and payments. There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize North America as the geographical focus.

We believe that there is a large pool of quality initial business combination targets looking for exit opportunities with an increasing number of private equity (or PE) and venture capital (or VC) activities in the Americas, which provides us opportunities given what we believe are the limited exit options for mid-market companies in the region. Also, we believe that the technology and tech enabled industries in the Americas represent a particularly attractive deal sourcing environment that will allow us to leverage our team’s skill sets and experience to identify an initial business combination which can potentially serve as a strong platform for future add-on acquisitions. Our investment thesis is supported by what we believe are the following trends in our target sectors:

●	The Development of PE and VC Activities in the Americas: The total assets under management (known as AUM) of North America-focused PE and VC funds reached in excess of $2.1 trillion in the first half of 2020 according to McKinsey Global Private Markets Review. The growth of PE and VC investments in the Americas is driving demand for exits the portfolio companies (meaning opportunities for PE and VC firms to monetize their investments in their portfolio companies).
●	Strong Performance in the Tech and Software Industries: According to CompTIA, tech services and software account for nearly half of spending in the U.S. technology market, which represents a significantly higher than the rate in many other global regions. While emerging technologies currently account for only 19% of the overall global revenue, they are expected to drive nearly half of the growth in new revenue.
●	Operator-Led SPACs outperform their Sectors: According to Wolfe Research, SPACs that are led by executives with past C-Suite experience tend to outperform other SPACs (by about 42%) and their industry peers (–by about minus 20%) 12 months after the consummation of their respective initial public offering.

Competitive Advantages

We intend to capitalize on the following competitive advantages in our pursuit of a target company:

●	Leadership of an Experienced Management Team. Our experienced management team has over 40 years of combined work experience as investment professionals in a variety of industries, such as technology and financial institutions. These years of experience have allowed us to gain not only extensive and deep expertise in our fields, but also vast networks of some of the most influential thought leaders and top performing companies in our target industries and region. This positions us as a unique and strategic player, and as an attractive alternative for the many companies in Mexico, the U.S., Canada and the rest of North America that seek to tap the equity capital markets, ensuring that we find the most attractive opportunities that maximize value to our stockholders.
●	Established Deal Sourcing Network. We believe the strong track record of our management team enables us to get access to quality deal pipeline. In addition, we believe that we, through our management team and advisors, have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.
●	Status as a Publicly Listed Acquisition Company. We believe our structure as a public company makes us an attractive business combination partner to prospective target businesses. As a publicly listed company, we offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would cost more than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. It can offer further benefits by augmenting a target company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

●	Targeting of Fastest Growing Industries. The main industries we are targeting are: SaaS & Technology, Financial Services & Fintech and Marketplace & Platforms. This is not just a function of our expertise in these fields, but also a consequence of these currently being some of the fastest growing industries in the economy, with SaaS expected to grow at approximately 11% CAGR for the next two years; Fintech, approximately 9% CAGR expected over the next two years; and Marketplaces, approximately 32% CAGR through 2024.

Industry Opportunity

While we may acquire a business in any industry, our focus has been and will continue to be in the Marketplace & Platforms, Fintech & Financial Services or SaaS & Technology. We believe that our target industries are attractive for a number of reasons:

We believe we are currently in the midst of a secular shift in the SaaS subsegment of the technology industry, which is driving rapid growth in both annual spending and the number of actionable acquisition targets requiring a public market solution. This is driven in part by large corporations, which are constantly upgrading legacy technology and expanding their SaaS toolkits. We believe another major driver is new corporations which heavily rely on SaaS solutions given their cost-efficiency and scalability. Specifically, we see great opportunity in private technology companies. We believe that private technology companies are fundamentally changing the world at an unprecedented pace by establishing new markets, creating new experiences and disrupting legacy industries. Key technological advances and practices, such as cloud computing, data analytics and intelligence platforms, open-source software development, developer-focused software tools, and software-defined networking, storage and computing, are allowing technology companies to rapidly effect change in every major sector of the global economy. Agile private technology companies have embraced these advances and practices to create business models and address market needs that will enable them to reach significant financial scale and create shareholder value.

The number of technology company initial public offerings has diminished over time. An average of 160 technology companies went public each year during the 1990s, according to ongoing research performed by Professor Jay Ritter at the University of Florida. Since 2010, however, that yearly average of technology companies consummating initial public offerings decreased significantly to an average of 44 per year, a 73% drop. That smaller initial public offering market has also been predominantly focused on so-called “unicorn” companies (meaning start-up with valuations of over $1 billion, typically VC-backed companies and often focused on technology,). The median market capitalization of technology companies that consummated initial public offerings was about $482 million in 2010; in 2020 it was roughly $1 billion. We believe this means that very promising, but non-unicorn companies (such as those we will likely target for our initial business combination) are in many instances missing out on the ability to do an initial public offering.

Our management team believes that these factors present an intriguing paradox: a growing number of new companies have attracted more private capital. Yet once they flourish, they have a narrower exit route. In addition, that exit route is often reserved for larger companies, which leads to a substantial disadvantage for smaller private technology companies.

Ultimately, we believe this same paradox creates a long-term opportunity for stockholder return via an initial business combination with a smaller, high-performing private technology company or companies. Additionally, it provides a persuasive argument for such companies to partner with us, as we believe they have fewer exit options than presently exist for unicorns.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, although we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Target Size: we target businesses of total enterprise value from $200 million to $1 billion in North American companies in the SaaS & Tech, Fintech & Financial Services and Marketplace & Platforms industries.
●	Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We are focused on one or more businesses that have predictable, recurring revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.
●	Strong and Experienced Management. We seek companies that have strong, experienced management teams in place, or are a platform to assemble an effective management team with a track record of driving growth and profitability. We have spent will continue to spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.
●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.
●	Defensible Market Position. We intend to acquire one or more businesses that have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors.

These criteria are not exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will have until 12 months from the closing of our initial public offering, or until May 7, 2022, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by May 7, 2022, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination) without submitting such proposed extensions to our stockholders for approval or offering our public stockholders redemption rights in connection therewith. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $1,789,347, ($0.10 per share) on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $3,578,694, or $0.20 per share if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Up to $1,500,000 of the loans made by our sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination (including loans made to extend our time period for consummating a business combination) may be convertible into units at a price of $10.00 per unit at the option of the lender.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management endeavors and will continue to endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sourcing of Potential Initial Business Combination Targets

Certain members of our management team have spent significant portions of their careers working with businesses in the technology industry and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience with technology related companies and bring additional relationships that further broaden our industry network.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team provides us with an important source of acquisition opportunities. In addition, target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

Members of our management team and our independent directors directly or indirectly own founder shares and/or placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, Guillermo Cruz, our Chief Operating Officer, serves as the Chief Operating Officer, and Patrick Orlando, one of our directors, serves as a director of Benessere Capital Acquisition Corp., a special purpose acquisition corporation that announced its entry into a definitive agreement with eCombustible Holdings LLC on November 24, 2021. Mr. Orlando also serves as the Chief Executive Officer and a director of Digital World Acquisition Corp., a special purpose acquisition corporation that announced its entry into a definitive agreement with Trump Media and Technology Group on October 20, 2021. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are taking and intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (May 7, 2021), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c)  in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of $171,001,623 as of December 31, 2021, after payment of $5,192,916 of deferred underwriting fees and before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. However, we may contact any targets if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We entered into an administrative support agreement with ARC Group Ltd., our financial advisor, pursuant to which we agreed to pay up to total of $10,000 per month for office space, utilities and secretarial and administrative support. However, since our initial public offering, no services have been provided, and we have not made any payments under such administrative support agreement. Instead we will reimburse our affiliates for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management virtually has unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management endeavors and will continue to endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or applicable stock exchange listing requirements, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Whether
Stockholder
Approval is
Type of Transaction	Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.15 per public share (subject to an increase of up to an additional $0.20 per unit in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in the Registration Statement). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on Nasdaq, we are required to comply with such rules.

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and placement shares held by them and any public shares acquired during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and placement shares, we would need 1,167,971, or 7.3%, of the 16,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming only the minimum number of shares representing a quorum are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised, that the initial stockholders do not purchase any units in our initial public offering or units or shares in the after-market). In the event that all shares of our outstanding common stock are voted, we would need 6,766,468 or 42.3%, of the 16,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We will give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many special purpose acquisition companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until May 7, 2022 (or November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of our initial public offering, or until May 7, 2022, to complete our initial business combination. If we are unable to complete our initial business combination within such allotted time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time). However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $475,500 of proceeds held outside the trust account (as of December 31, 2021), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15 (subject to an increase of up to an additional $0.20 per unit in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in the Registration Statement). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of our initial public offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of the closing of our initial public offering, we had access to up to approximately $475,500 from the proceeds of our initial public offering and the sale of the placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). As of December 31, 2021, the amount held outside the trust account to use for these purposes was $475,500. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 7, 2022 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are taking and intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (May 7, 2021), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.    Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	if the funds held outside of our trust account are insufficient to allow us to operate until at least May 7, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;
●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time);
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;
●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless; and
●	we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by May 2022. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by May 2022.
●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Our executive offices are located at 2901 Florida Avenue, Suite 840, Miami, FL 33133 and our telephone number is (561) 212-6702. Our executive offices are provided to us at no charge. We consider our current office space adequate for our current operations.

Item 3.    Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our units, public shares and public warrants are each traded on the Nasdaq under the symbols MAQCU, MAQC, and MAQCW, respectively. Our units commenced public trading on May 5, 2021, and our public shares and public warrants commenced separate public trading on June 7, 2021.

(b)Holders

On March 24, 2022, there were 2 holders of record of our units, 1 holder of record of shares of our Class A common stock and 1 holder of record of our warrants.

(c)Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Use of Proceeds from the Initial Public Offering

On May 7, 2021, pursuant to the Registration Statement, which was declared effective on May 4, 2021, the Company consummated its initial public offering of 16,000,000 units. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $160,000,000. The representative acted as bookrunner and representative of the underwriters of the initial public offering.

A total of $162,400,000 of the proceeds from the initial public offering (which amount includes $4,800,000 of the underwriters’ deferred discount) and the sale of the placement units, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Maquia Capital Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to December 31, 2021 was related to our formation, our initial public offering and, since the closing of our initial public offering, a search for an initial business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the year ended December 31, 2021, we had net income of $6,382,877, which consisted of change in fair value of the derivative liabilities of $7,320,644 and unrealized gains on investment held in trust account of $25,391, partially offset by offering costs allocated to the public warrants and placement warrants totaling $494,344 and general and administrative expenses of 468,814.

Liquidity and Capital Resources

Prior to the consummation of our initial public offering, our only source of liquidity was the initial sale of the Founder Shares to our Sponsor and advances under the promissory note with our sponsor.

Pursuant to our initial public offering, which was consummated in May 2021, the Company sold 17,309,719 units, which includes underwriters’ over-allotment, at a purchase price of $10.00 per unit generating gross proceeds to us in the amount of $173.1 million. Each unit consists of one share of our Class A common stock, par value $0.0001 per share, and one-half of one public warrant, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of our initial public offering, the Company consummated the private placement of an aggregate of 583,743 placement units, which includes underwriters’ over-allotment, to our sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds to us in the amount of $5,837,430.

A portion of the proceeds from the placement units was added to the proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time), the proceeds from the sale of the placement units held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the placement units will be worthless.

As indicated in the accompanying financial statements, at December 31, 2021, we had $475,500 in cash, and working capital of $306,564.

We presently have no operating revenue. Our net income was $6,382,877 for the year ended December 31, 2021, and consisted primarily change in fair value of the derivative liabilities of $7,320,644 partially offset by offering costs allocated to the public warrants and placement warrants totaling $494,344. Through December 31, 2021, our liquidity needs were satisfied through receipt of $475,500 held outside of the trust account from the sale of the placement warrants upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by our sponsor or its affiliates (including the loans made to effectuate extensions as described below), our officers and directors, or our company and its affiliates prior to or in connection with an initial business combination may be converted upon consummation of an initial business combination into additional placement units at a price of $10.00 per placement unit. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of December 31, 2021, we had no borrowings under the Working Capital Loans.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

Based on the foregoing, management does not believe that we will have sufficient working capital to meet its needs through the earlier of the consummation of an initial business combination or one year from this Report. Over this time period, we will be using the funds held outside of the trust account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. We believe we may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate the business prior to the initial business combination. Moreover, we may need to obtain additional financing either to complete the initial business combination or to redeem a significant number of our public shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Our sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. The factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that result from our inability to continue as a going concern.

There is no assurance that our plans to consummate an initial business combination will be successful by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, the shares of the Class A common stock subject to possible redemption in the amount of $175,693,636 are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net income per share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. We apply the two-class method in calculating income per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of our company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Founder shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Financial Instruments

We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

We do not have any recurring Level 2 assets or liabilities, see Note 9 for recurring Level 3 liabilities. The carrying value of our financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Our derivative instruments are recorded at fair value as of the closing date of our initial public offering (i.e., May 7, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. We have determined that the public warrants and the placement warrants are derivative instruments. As the public warrants and the placement warrants meet the definition of a derivative, the public warrants and the placement warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

We account for the public warrants and the placement warrants issued in connection with our initial public offering and the private placement, respectively, in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging,” whereby under that provision the public warrants and the placement warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the public warrants and the placement warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value of the public warrants and the placement warrants will be estimated using an internal valuation model. Our valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recently issued accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 10, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the placement units held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of December 31, 2021.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

Our internal control over financial reporting was not effective to properly evaluate complex equity transactions. This lack of control led to the improper accounting classification of certain Class A common stock subject to redemption we issued in May 2021 as part of our initial public offering which are subject to redemption, which, due to its impact on our financial statements, we determined to be a material weakness in our internal control over financial reporting. As a result of such re-classification, we have restated our financial statements as of May 7, 2021 and as of and for the period ended June 30, 2021.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Class A common stock subject to redemption. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jeff Ransdell	53	Chief Executive Officer
Guillermo Cruz	29	Chief Operating Officer
Jeronimo Peralta	29	Chief Financial Officer
Maggie Vo	35	Chief Investment Officer
Guillermo Cruz Reyes	62	Director
Luis Armando Alvarez	59	Director
Pedro Manuel Zorrilla Velasco	59	Director
Luis Antonio Marquez-Heine	56	Director
Patrick Orlando	49	Director

The experience of our directors and executive officers is as follows:

Jeff Ransdell, our Chief Executive Officer since February 2021, is a venture capitalist building a portfolio of exponential technology companies at the Coconut Grove based venture capital firm Fuel Venture Capital, which he founded in 2016 following a departure from the private wealth management industry. Fuel Venture Capital currently manages a $200 million fund and has a portfolio of almost a dozen companies, such as Bolt, AdMobilize, Taxfyle, and Eyrus. Mr. Ransdell approaches venture capital with a signature “founder focused, investor driven” mindset, shaped by his experience as a top executive of Bank of America Merrill Lynch. As a managing director and market executive of Bank of America Merrill Lynch, he managed more than $130 billion of global private client investment assets, a P&L of $2 billion, and over 2,000 employees across the bank’s Southeast Wealth Management Division. He is regularly called upon to share his insights on the global economy with outlets such as CNBC, CBS and American City Business Journals. Mr. Ransdell earned a bachelor’s degree from The University of North Dakota.

Guillermo Cruz, our Chief Operating Officer since January 2021, has served as the Chief Operating Officer of Benessere Capital Acquisition Corp. (NASDAQ:BENEU) since November 2020. In October 2020, Mr. Cruz formed Maquia Capital, an agricultural private equity firm which manages investments in Mexico, the United States, and Latin America. Since June 2010, Mr. Cruz has served as the Chief Executive Officer and a partner of Asesores de Consejo y Alta Direccion S.C. and Board Solutions LLC (“ACAD & Board Solutions”), the largest corporate governance consulting firm in Latin America in revenue. While Mr. Cruz was at ACAD & Board Solutions, under his leadership, the firm’s accumulated revenue increased by 150% and the firm’s client base increased to 400 clients. Since March 2017, Mr. Cruz has served on the board of directors of ACAD & Board Solutions, where he serves on the board’s audit, compensation and governance committees. Mr. Cruz has also served as a member of the board of directors of ACAD & Board Solutions since June 2010, where he served on the company’s audit, compensation and governance committees. In March 2013, Mr. Cruz founded Governance Commitment Capital SAPI de CV, or GC Capital, a venture capital firm partnering with startups in a variety of industries, and continues to act as the Managing Partner today. At GC Capital, Mr. Cruz manages investments and participates as a member in the board of the directors of the startups, and also has served as a member of GC Capital’s board of directors since March 2013, and serves on the board’s governance committee. Since October 2020, Mr. Cruz has been a board member of Integradora Mexicana de Negocios GC SAPI de CV, where he serves on the governance committee. Mr. Cruz holds a MS in Finance from Harvard University, a certificate in business administration from the Yale School of Management, and a bachelor’s degree from the University of Texas at Austin.

Jeronimo Peralta, our Chief Financial Officer since February 2021, has served as Managing Partner and Chief Investment Officer for Maquia Capital, a private equity firm specializing in the agriculture foods industry in Mexico, since October 2020. Since March 2013, Mr. Peralta has served as the Investment Director of GC Capital, where he manages venture capital companies. Mr. Peralta has served as a director of Integradora Mexicana de Negocios GC SAPI de CV since October 2020, and serves on the board’s governance committee. Since March 2013, Mr. Peralta has served on the board of GC Capital, where he also serves on their board’s governance committee. Mr. Peralta received his Bachelor’s degree in Corporate Finance from the Universidad Anahuac, and received his Master’s degree in Business Administration from the Ipade Business School.

Maggie Vo, CFA, our Chief Investment Officer since February 2021, has more than a decade’s finance experience in the public markets, analyzing and managing investments across a wide spectrum of asset classes, both traditional and alternative. Since January 2018, Ms. Vo has served as General Partner and Chief Investment Officer of Fuel Venture Capital, Maggie spearheads due diligence processes that determine prospective investments and capital deployment and steers valuation analyses of existing portfolio companies. She previously worked as Portfolio Manager at Blue Shores Capital from November 2011 to December 2017, where she managed the boutique hedge fund’s flagship Global Long Short Equity strategy. Ms. Vo began her career in finance at Prudential Vietnam Fund Management and, later, Prudential Property Investment Managers in Singapore. Maggie holds a B.S. in Financial Economics and Mathematics from Centre College.

Luis Armando Alvarez, one of our directors since May 2021, has been the President of MXC, a boutique investment banking firm, since April 2019, where he oversees and manages the global operations of the bank. From January 2013 to April 2019, Mr. Alvarez served as the Chief Executive Officer of Banco Actinver (BMV: ACTINVRB), Mexican Financial Institution, where he oversaw and managed the global operations of the bank. Prior to that, July 2011 until December 2013, Mr. Alvarez was a Managing Director of Santander Bank, S.A. (NYSE: SAN), a Spanish multinational financial services company, where he was involved in investment banking, advisory and capital raising services. From January 2002 until June 2011, Mr. Alvarez worked at IXE Grupo Finaciero, where Mr. Alvarez was General Director of Institutional Sales, Government and Federal entities, where his work focused on specializing investment banking, institutional sales, derivatives and asset management. Mr. Alvarez earned a Degree in Accounting and a Masters in Finance both from Universidad de Valle de Mexico. We believe that Mr. Alvarez is well-qualified to serve on our board of directors based on his extensive investment banking and financial services experience.

Guillermo Cruz R., our director, has served as the Chairman of Asesores de Consejo y Alta Dirección and Board Solutions LLC (“ACAD & Board Solutions”), Latin America´s leading firm specialized in Corporate Governance and Family Business services since September of 2008. While at ACAD & Board Solutions, Mr. Cruz has been in charge of providing corporate governance, internal audit, internal control and risk management services to public and private firms. Prior to this, from March 1999 until September 2008, Mr. Cruz was a senior Partner in Charge of Corporate Governance, Internal Audit and Risk Management Services at Deloitte Touche Tohmatsu Limited (“Deloitte”). Since March 2018, Mr. Cruz has served on the board of directors of Las Sevillanas, a milk candy brand, where he operates as the President of the governance committee. Mr. Cruz received a Bachelor’s Degree in Accounting from Instituto Politecnico Nacional, received a certification in International Management from New York University, a Ph.D in Business with a concentration in Corporate Governance & Control from Universidad Anahuac, a Master’s degree in Finance from the Instituto Tecnologico Autonomo de Mexico and a certification in Family Governance from the Wharton School of Business at the University of Pennsylvania. We believe that Mr. Cruz is well-qualified to serve on our board of directors due to his corporate governance, audit, and accounting experience.

Pedro Manuel Zorrilla Velasco, one of our directors since May 2021, served as the Executive Vice President and Chief Operating Officer for the Housing & Mortgage Development the Co-Chief Executive Officer and Chief Operating Officer for the Mexican Stock Exchange from June 2001 until March 2018. Prior to that, From May 1995 until June 2001, Mr. Zorrilla was a Technical Director at the Mexican Banks Association. Since May 2020, Mr. Zorrilla has served on the board of directors of four companies: Consorcio ARA (BMV: ARA), a Mexico-based construction company, EXITUS Capital, a Mexican financial services company, Mexican Auto Dealers Association, a Mexican car dealer organization, and Operadora Valmex de Fondos de Inversion, an authorized investment fund operator in Mexico. Mr. Zorrilla holds his Bachelor’s degree in Economics from Instituto Tecnologico Autonomo de Mexico, and received his Master’s degree in Public Administration from Harvard University’s John F. Kennedy’s School of Government. We believe that Mr. Zorrilla is well-qualified to serve on our board of directors due to his banking, investment, and securities experience.

Luis Antonio Marquez-Heine, one of our directors since May 2021, has served as the Director of the Center for Corporate Innovation and Entrepreneurship at Campus Sante Fe, and as the Director of the Full Time MBA program at EGADE Business School since March 2017. Prior to that, Mr. Maquez was a fund manager of Bricapital and Mexico Hotel Platform, two hospitality private equity funds, from 2013 to 2017. From 2004 to 2013, Mr. Marquez was the Chief Executive Officer of the Mexican Private Equity Association. Mr. Maquez has been an independent board member and the head of the Investment Committee of Hotels Mision, a Mexican-based hotel chain, Serfimex Capital, a Mexican financial institution dedicated to business investment, and Exitus Credit, a Mexican financial services company providing credit solutions to consumers. Mr. Marquez received his Bachelor’s degree in Law from the Universidad Nacional Autonoma de Mexico and received his Master’s degree in Public Administration from Harvard University. We believe that Mr. Maquez is well qualified to serve on our board of directors due to his extensive hospitality, business administration, and private equity experience.

Patrick Orlando, one of our directors and a special advisor since May 2021, has been serving as special advisor for BurTech Acquisition Corp (Nasdaq: BRKH) and Nubia Brand International Corp. (Nasdaq: NUBI) since December 2021 and January 2022, respectively. He has also been serving as Chief Executive Officer of Digital World Acquisition Corp. (Nasdaq: DWAC), a special purpose acquisition corporation, since September 2021, as well as Chief Executive Officer of Benessere Capital Acquisition Corp. (Nasdaq: BENE), a special purpose acquisition corporation, since September 2020. In addition, he also served as Chief Executive Officer of Yunhong International (Nasdaq: ZGYH), a publicly listed special acquisition purpose corporation, since January 2020. Mr. Orlando is Chief Executive Officer of Benessere Capital, LLC, an investment consulting and investment banking firm he founded in Miami in October 2012. At Benessere Capital, LLC, he has advised on fundraising, capital deployment, mergers and acquisitions, private placements, and products marketing. From March 2014 to August 2018, Mr. Orlando also served as the Chief Financial Officer of Sucro Can Sourcing LLC, a sugar trading company he co-founded, where he managed all financial matters including insurance and banking relationships. From November 2014 to August 2018, Mr. Orlando served as the Vice President of Sucro Can International LLC, a sugar processing company, where he focused on finance and processing technology. From March 2011 to March 2014, Mr. Orlando served as the Managing Director and the Head of Structuring and Derivatives of BT Capital Markets, LLC, a boutique investment bank in Miami, Florida, where he was involved in managing global derivatives and structuring activities. From September 2006 to March 2011, Mr. Orlando served in roles including Chief Technical Officer and Director of Pure Biofuels Corporation, a renewable fuel corporation headquartered in Houston, Texas with operations in Peru. From April 1998 to December 2003, Mr. Orlando served as the Director of Emerging Markets Fixed Income Derivatives of Deutsche Bank. Mr. Orlando earned degrees in Mechanical Engineering and Management Science from the Massachusetts Institute of Technology. We believe that Mr. Orlando is well-qualified to serve on our board of directors due to his extensive investing, science and engineering experience and in particular his experience as Chief Executive Officer and board member of other special purpose acquisition companies.

Family Relationships

Mr. Guillermo Eduardo Cruz, our Chief Operating Officer, is the son of Guillermo Cruz Reyes, our director. There are no other family relationships among any of our directors or executive officers that are required to be disclosed by Regulation S-K.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Pedro Manuel Zorrilla Velasco, Patrick Orlando and Luis Antonio Marquez-Heine will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Guillermo Cruz Reyes and Luis Armando Alvarez, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Luis Armando Alvarez, Pedro Manuel Zorrilla Velasco and Luis Antonio Marquez-Heine serve as members of our audit committee, and Luis Armando Alvarez chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Luis Armando Alvarez, Pedro Manuel Zorrilla Velasco and Luis Antonio Marquez-Heine, meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Alvarez qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Luis Antonio Marquez-Heine and Luis Armando Alvarez serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Luis Antonio Marquez-Heine and Luis Armando Alvarez are independent and Luis Antonio Marquez-Heine chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Luis Armando Alvarez, Pedro Manuel Zorrilla Velasco, Luis Antonio Maquez-Heine and Patrick Orlando. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.    Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not have or expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We have not taken do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 22,393,990 shares of our common stock, consisting of (i) 17,893,462 shares of our Class A common stock and (ii) 4,500,528 shares of our Class B common stock, issued and outstanding as of March 24, 2022. On all matters to be voted upon, except as required by law, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Common
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Stock
Maquia Investments North America, LLC (2)	583,743	3.26%	4,257,430	94.60%	21.62%
Jeff Ransdell	—	—	—	—	—
Jeronimo Peralta	—	—	—	—	—
Guillermo Cruz (2)	583,743	3.26%	4,257,430	94.60%	21.62%
Maggie Vo	—	—	—	—	—
Guillermo Cruz Reyes	—	—	—	—	—
Luis Armando Alvarez	—	—	—	—	—
Pedro Manuel Zorrilla Velasco	—	—	—	—	—
Luis Antonio Maquez-Heine	—	—	—	—	—
Patrick Orlando	—	—	—	—	—
All executive officers and directors as a group (nine individuals)	583,743	3.26%	4,257,430	94.60%	21.62%

Other 5% Stockholders
Boothbay Fund Management, LLC (3)	1,200,000	6.71%	—	—	5.36%
Kenneth Griffin (4)	1,256,974	7.02%	—	—	5.61%
Highbridge Capital Management, LLC (5)	1,644,423	9.19%	—	—	7.34%
Weiss Asset Management LP (6)	962,480	5.38%	—	—	4.30%
ATW SPAC Management LLC (7)	1,200,000	6.71%	—	—	5.36%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 2901 Florida Avenue, Suite 840, Miami, FL 33133.
(2)	Maquia Investments North America, LLC, our sponsor, is the record holder of the securities reported herein. Guillermo Cruz, is the director and stockholder of our sponsor. By virtue of this relationship, Guillermo Cruz may be deemed to share beneficial ownership of the securities held of record by our sponsor. Guillermo Cruz disclaims any such beneficial ownership except to the extent of his pecuniary interest.
(3)	According to a Schedule 13G filed on May 11, 2021, Boothbay Fund Management, LLC and Ari Glass (together, the “reporting persons) acquired 1,200,000 shares of Class A common stock. The business address for the reporting persons is 140 East 45th Street, 14th Floor, New York, New York 10017.
(4)	According to a Schedule 13G/A filed on February 14, 2022, jointly filed by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Reporting Persons”) with respect to the Shares of the above-named issuer owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Each of Citadel Advisors, CAH and CGP may be deemed to beneficially own 1,249,900 shares of our Class A common stock. Citadel Securities may be deemed to beneficially own 7,074 shares of our Class A common stock. Each of CALC4 and CSGP may be deemed to beneficially own 7,074 shares of our Class A common stock. Mr. Griffin may be deemed to beneficially own 1,256,974 shares of our Class A common stock. The business address for the Reporting Persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(5)	According to a Schedule 13G/A filed on February 9, 2022, Highbridge Capital Management, LLC acquired 1,644,423 shares of Class A common stock. The business address for the reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(6)	According to a Schedule 13G filed on February 11, 2022, Weiss Asset Management LP, WAM GP LLC, and Andrew M. Weiss acquired 1962,480 shares of Class A common stock. The business address for the reporting persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.
(7)	According to a Schedule 13G filed on February 14, 2022, ATW SPAC Management LLC and Antonio Ruiz-Gimenez acquired 1,200,000 shares of Class A common stock. The business address for the reporting persons is 7969 NW 2nd Street, #401, Miami, Florida 33126.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

On January 28, 2021, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (excluding the representative shares, the placement units and underlying securities). In May 2021, our sponsor returned to us, at no cost, an aggregate of 1,150,000 founder shares, which we cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 shares of Class B common stock to us for no consideration in May 2021. Our sponsor also transferred 70,000 founder shares to ARC Group Limited in consideration of services provided by such party as financial advisor to us in connection with our initial public offering and recorded $529,200 which is recorded as a stock issuance cost. As a result, our sponsor owned 4,530,000 founder shares. Such Class B common stock included an aggregate of up to 600,000 shares subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that our sponsor will collectively own 20% of our issued and outstanding shares after the initial public offering (assuming the initial stockholders do not purchase any public shares in the initial public offering and excluding the placement units and underlying securities). On May 7, 2021, we issued 160,000 shares of Class B common stock to the underwriter for services rendered and recorded $1,209,600 which is recorded as a stock issuance cost. On May 10, 2021, simultaneously with the exercise of the over-allotment, we consummated the private placement of an additional 32,743 placement units to the sponsor, as a result of the underwriters’ election to partially exercise their over-allotment option, 327,430 founder shares were no longer subject to forfeiture by our sponsor. The remaining 272,570 founder shares were forfeited by our sponsor. On May 12, 2021, we issued 13,098 shares of Class B common stock to the underwriter for services rendered in connection with our initial public offering and recorded $99,021 which is recorded as a stock issuance cost.

Our sponsor purchased an aggregate of 583,743 placement units at a price of $10.00 per unit for an aggregate purchase price of $5,837,430. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination by May 7, 2022 (or by November 7, 2022 if we extend the period of time to consummate a business combination by the full amount of time).

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On December 10, 2020, we issued an unsecured promissory note to our sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the initial public offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the initial public offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of December 31, 2021, the balance outstanding under the promissory note with our sponsor was $0.

Pursuant to our amended and restated certificate of incorporation, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination). In order to effectuate such extensions, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $1,789,347 ($0.10 per share) on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $3,578,694), or $0.20 per share if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we do not complete a business combination, such loans will not be repaid.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

Up to $1,500,000 of the loans made by our sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our sponsor, our officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

We have not sought and do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, the representative shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on May 4, 2021. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics was filed as an exhibit to the Registration Statement.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter was filed as an exhibit to the Registration Statement. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments were made or will continue to be made to our sponsor, officers or directors, or our or their affiliates, none of which were made or will continue to be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination and repayment of non-interest bearing loans which may be made by our sponsor or its affiliates to extend our time period for consummating a business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of the loans made by our sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Luis Armando Alvarez, Pedro Manuel Zorrilla Velasco and Luis Antonio Marquez-Heine are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.    Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $29,860. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $63,410. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.    Exhibit and Financial Statement Schedules.

(a)The following documents are filed as part of this Report:

(1)Financial Statements

(2)Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.    Form 10-K Summary.

Not applicable.

MAQUIA CAPITAL ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Maquia Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Maquia Capital Acquisition Corporation  (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s projected cash and working capital are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT
March 24, 2022

MAQUIA CAPITAL ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current asset
Cash and cash equivalents	$475,500
Prepaid expenses	157,500
Total current assets	633,000

Other assets	50,300
Investments held in the Trust Account	175,719,039
Total Assets	$176,402,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$326,436
Total current liabilities	326,436

Deferred underwriting compensation	5,192,916
Warrant liability - Private Placement Warrants	182,128
Warrant liability - Public Warrants	4,317,044
Total liabilities	10,018,524

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 17,309,739 shares at redemption value of $10.15 per share	175,693,636

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 583,723 issued and outstanding (excluding 17,309,739 shares subject to possible redemption)	58
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 4,500,528 issued and outstanding	450
Accumulated deficit	(9,310,329)
Total Stockholders’ Deficit	(9,309,821)
Total Liabilities and Stockholders’ Deficit	$176,402,339

The accompanying notes are an integral part of these financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2021

General and administrative expenses	$468,814
TOTAL EXPENSES	(468,814)

OTHER INCOME (EXPENSES)
Unrealized gain on investment held in Trust Account	25,391
Offering costs allocated to warrants	(494,344)
Change in fair value of derivative liabilities	7,320,644
TOTAL OTHER INCOME	6,851,691

Net income	$6,382,877

Weighted average shares outstanding of Class A Common Stock, basic and diluted	12,860,378
Basic and diluted net income per share - Class A Common Stock	$0.37

Weighted average shares outstanding of Class B Common Stock, basic and diluted	4,534,875
Basic and diluted net income per share - Class B Common Stock	$0.37

The accompanying notes are an integral part of these financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,600,000	460	24,540	—	25,000

Forfeiture of Class B Common Stock	—	—	(272,570)	(27)	27	—	—

Accretion of Class A common stock to redemption amount	583,723	58	173,098	17	(24,567)	(15,568,917)	(15,593,409)

Return of private placement funds to Sponsor (see Note 4)	—	—	—	—	—	(124,289)	(124,289)

Net income	—	—	—	—	—	6,382,877	6,382,877

Balance as of December 31, 2021	583,723	$58	4,500,528	$450	$—	$(9,310,329)	$(9,309,821)

The accompanying notes are an integral part of these financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021

Cash Flows From Operating Activities:
Net income	$6,382,877
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gains on investments held in the Trust Account	(25,391)
Offering costs allocated to warrants	494,344
Gain on change in fair value of derivative liabilities	(7,320,644)
Changes in operating assets and liabilities:
Prepaid expenses	(207,800)
Accounts payable and accrued expenses	326,435
Net Cash Used In Operating Activities	(350,179)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	(175,693,648)
Net Cash Used In Investing Activities	(175,693,648)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	171,366,206
Sale of Private Placement Units to Sponsor	5,837,430
Proceeds from the Sponsor promissory note	177,111
Repayment of the Sponsor promissory note	(177,111)
Return of excess private placement funds to Sponsor	(124,900)
Payment of offering costs	(584,409)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net Cash Provided By Financing Activities	176,519,327

Net change in cash and cash equivalents	475,500

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$475,500

Supplemental disclosure of non-cash financing activities:

Initial value of Class A Common Stock subject to possible redemption	$175,693,648
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$5,192,916
Initial classification of fair value of over allotment liability	$162,847
Initial classification of fair value of warrants	$11,760,676

The accompanying notes are an integral part of these financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Organization and General

Maquia Capital Acquisition Corporation (the “Company”) is a blank check company incorporated in the State of Delaware on December 10, 2020. There was no activity from December 10, 2020 through December 31, 2020. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies in the technology-focused middle market and emerging growth companies in North America.

At December 31, 2021, the Company had not yet commenced any operations. All activity for the period from December 10, 2020 (inception) through December 31, 2021 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On May 10, 2021, the Company consummated the closing of the sale of 1,309,719 additional units of the Company’s Class A common stock, $0.0001 par value at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their overallotment option (“Over-allotment Units”), generating additional gross proceeds of $13,097,190 and incurred additional offering costs of $130,972 in underwriting fees. Each Over-allotment Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one warrant (each, an “Over-allotment Warrant” and, collectively, the “Over-allotment Warrants”). Each whole Warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share. Simultaneously with the exercise of the over-allotment, the Company consummated the private placement of an additional 32,743 private placement units (the “Over-allotment Private Placement Units”) to the Sponsor, generating gross proceeds of $327,430. As a result of the underwriters’ election to partially exercise their over-allotment option, 327,430 Founder Shares are no longer subject to forfeiture. The remaining 272,570 Founders shares were forfeited. On May 12, 2021, the Company issued 13,098 shares of Class B common stock to the underwriter for services rendered and recorded $99,021 which is recorded as a stock issuance cost.

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

Liquidity

In May 2021, the Company closed its Initial Public Offering of 17,309,719 Units at $10.00 per Unit, which includes underwriters’ over-allotment, generating gross proceeds of $173.1 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 583,743 Private Placement Warrants, which includes underwriters’ over-allotment, to the Sponsor at a purchase price of $10.00 per Private Placement Warrant, generating gross proceeds of approximately $5,837,430.

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

Based on the foregoing, management does not believe that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in what ever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, the shares of the Class A common stock subject to possible redemption in the amount of $175,693,636 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value, which approximates fair value, at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial carrying value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

At December 31, 2021, the shares of redeemable Class A common stock reflected in the balance sheet were reconciled in the following table:

Gross proceeds	$175,693,636
Less:
Proceeds allocated to the fair value of warrants	(11,760,676)
Class A common stock issuance costs and overallotment costs	(3,832,731)
Plus:
Accretion of carrying value to redemption value	15,593,409

Class A common stock subject to possible redemption	$175,693,636

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year Ended
	December 31, 2021
	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$4,718,886	$1,663,991
Denominator:
Basic and diluted weighted average shares outstanding	12,860,378	4,534,875

Basic and diluted net income per common share	$0.37	$0.37

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31,2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of December 31,2021, the balance outstanding under the promissory note with the Sponsor was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Pursuant to its amended and restated certificate of incorporation, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). In order to effectuate such extensions, the Sponsor or its affiliates or designees must deposit into the Trust Account  $1,730,974 ($0.10 per share) on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of  $3,461,948 or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of a Business Combination out of the proceeds of the trust account released to it. If the Company does not consummate a Business Combination, such loans will not be repaid.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,400,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. In connection with this issuance, the Company recorded an over-allotment liability of $162,847.On May 12, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,309,719 Units. Upon partial exercise of the over-allotment option, an additional 32,743 private units were purchased and $59,141 of the remaining overallotment liability was recorded to change in fair value of derivative liabilities in the accompanying statement of operations. As a result of the underwriters’ election to partially exercise their over-allotment option, 272,570 Founder Shares are no longer subject to forfeiture.

The underwriters were entitled to a cash underwriting discount of: (i) one percent (1.00%) of the gross proceeds of the Initial Public Offering. The cash discount of $1,730,972 was paid in May 2021 upon the closing of the IPO. In addition, the underwriters are entitled to a deferred fee of three percent (3.00%) of the gross proceeds of the Initial Public Offering. upon closing of the Business Combination. The deferred fee after the IPO was consummated in May 2021 was $5,192,916. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

NOTE 6. WARRANTS

At December 31, 2021, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding.

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

The Company may call the warrants for redemption (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,
●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and
●	if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, January 1, 2021	$—
Initial fair value of derivative warrant liabilities	11,760,676
Transfer of public warrants from Level 3 to Level 1	(11,372,486)
Change in fair value of derivative warrant liabilities	(206,062)
Balance, December 31, 2021	$182,128

For the private and public warrant at the IPO date, and for the private warrants at December 31, 2021, the following assumptions were used to calculate the fair value:

	December 31, 2021		May 7, 2021
Risk-free interest rate	0.32-1.26%		0.8%
Expected life of grants	5.0	years	5.0	years
Expected volatility of underlying stock	5.0-12.0%		20%
Dividends	0%		0%
Probability of Business Combination	80%		80%

As of December 31, 2021, the derivative liability was $4,499,173. In addition, for the year ended December 31, 2021, the Company recorded a gain of $7,261,503, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statement of operations.

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 17,893,462 shares of the Class A Common Stock, including 17,309,739 shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31,2021, there were 4,500,528 shares of Class B common stock issued and outstanding held by the Sponsor a consultant and the underwriter. On May 4, 2021, the Company effected a cancellation agreement with the Sponsor, pursuant to which the Company cancelled 1,150,000 founder shares, resulting in the Sponsor holding 4,600,000 founder shares (of which 600,000 of such shares being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the initial stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Shares). The Sponsor also transferred 70,000 Founder Shares to ARC Group Limited in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering.  Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares. The Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021, there were no preferred shares issued or outstanding.

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$175,719,039

Liabilities:
Warrant Liability – Private Placement Warrants	3	$182,128
Warrant Liability – Public Warrants	1	$4,317,045

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities in the balance sheets. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrant liabilities in the statement of operations.

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

As of December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets is as follows:

For the Year Ended
December 31, 2021
Deferred tax assets:
Net operating losses	$107,105
Unrealized gain on investments held in Trust account	(1,603)
Total deferred tax assets	105,502

Valuation Allowance	(105,502)

Deferred tax asset, net of allowance	$—

Below is breakdown of the income tax provision.

For the Year Ended
December 31, 2021
Federal
Current	$—
Deferred	(93,119)
State and local
Current	—
Deferred	(12,383)
Change in valuation allowance	105,502
Income tax provision	$—

As of December 31, 2021, the Company had $450,159 of U.S. federal loss carryovers and $450,159 of state operating loss carryovers that do not expire and are available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $105,502.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2021	2021
U.S. federal statutory rate	1,340,404	21.0%
State tax, net of federal tax benefit	178,251	2.8%
Change in fair value of warrant liability	(1,741,775)	(27.3)%
Warrant issuance costs	117,618	1.8%
Valuation allowance	105,502	1.7%
Income tax provision	—	—

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses as well as the change in the fair value of the warrant liability, state tax, net of federal tax benefit and the warrant issuance costs. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 4, 2021, by and between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	By Laws (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated May 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated May 4, 2021, by and among the Company, its officers and directors, Kingswood Capital Markets, division of Benchmark Investments, Inc., and the Sponsor. (3)
10.2	Promissory Note, dated December 10, 2020, issued to Maquia Investments North America, LLC (1)
10.3	Investment Management Trust Agreement, dated May 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Securities Subscription Agreement, dated December 10, 2020, between the Registrant and Maquia Investments North America, LLC (1)
10.5	Registration Rights Agreement, dated May 4, 2021, by and among the Company and certain security holders. (3)
10.6	Unit Subscription Agreement, dated May 4, 2021, by and between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement (2)
10.8	Form of Administrative Support Agreement by and between the Registrant and ARC Group Ltd. (2)
14	Code of Ethics (2)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith.

**Furnished herewith

(1)Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on February 16, 2021.

(2)Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on March 23, 2021.

(3)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2022	Maquia Capital Acquisition Corporation

	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeff Ransdell	Chief Executive Officer	March 24, 2022
Jeff Ransdell	(Principal Executive Officer)

/s/ Jeronimo Peralta	Chief Financial Officer	March 24, 2022
Jeronimo Peralta	(Principal Financial and Accounting Officer)

/s/ Guillermo Cruz	Chief Operating Officer	March 24, 2022
Guillermo Cruz

/s/ Maggie Vo	Chief Investment Officer	March 24, 2022
Maggie Vo

/s/ Guillermo Cruz Reyes	Director	March 24, 2022
Guillermo Cruz Reyes

/s/ Luis Armando Alvarez	Director	March 24, 2022
Luis Armando Alvarez

/s/ Pedro Manuel Zorrilla Velasco	Director	March 24, 2022
Pedro Manuel Zorrilla Velasco

/s/ Luis Antonio Marquez-Heine	Director	March 24, 2022
Luis Antonio Marquez-Heine

/s/ Patrick Orlando	Director	March 24, 2022
Patrick Orlando