Form 10-Q
period 2022-03-31
Maquia Capital Acquisition Corp
filed 2022-05-10
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 17,893,462 shares of Class A Common Stock, par value $0.0001 per share, and 4,500,528 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

Item 1.Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current asset
Cash and cash equivalents	$171,744	$475,500
Prepaid expenses	157,500	157,500
Total current assets	329,244	633,000

Other assets	10,926	50,300
Investments held in the Trust Account	175,840,598	175,719,039
Total Assets	$176,180,768	$176,402,339

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$159,687	$326,436
Total current liabilities	159,687	326,436

Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability - Private Placement Warrants	56,915	182,128
Warrant liability - Public Warrants	1,644,424	4,317,044
Total liabilities	7,053,942	10,018,524

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 17,309,739 shares at redemption value of $10.15 per share	175,693,636	175,693,636

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 583,723 issued and outstanding (excluding 17,309,739 shares subject to possible redemption)	58	58
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 4,500,528 issued and outstanding	450	450
Accumulated deficit	(6,567,318)	(9,310,329)
Total Stockholders' Deficit	(6,566,810)	(9,309,821)
Total Liabilities and Stockholders' Deficit	$176,180,768	$176,402,339

The accompanying notes are an integral part of these condensed financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2022	March 31, 2021

General and administrative expenses	$176,382	$725
TOTAL EXPENSES	176,382	725

OTHER INCOME (EXPENSES)
Unrealized gain on investment held in Trust Account	121,559	—
Change in fair value of derivative liabilities	2,797,834	—
TOTAL OTHER INCOME	2,919,393	—

Net income (loss)	$2,743,011	$(725)

Weighted average shares outstanding of Class A Common Stock, basic and diluted	17,893,462	—
Basic and diluted net income per share - Class A Common Stock	$0.12	$(0.00)

Weighted average shares outstanding of Class B Common Stock, basic and diluted (1)(2)	4,500,528	4,000,000
Basic and diluted net income per share - Class B Common Stock	$0.12	$(0.00)

(1)	As of March 31, 2021, excludes an aggregate of 600,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
(2)	As of March 31, 2021, shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B common shares to the Company for no consideration on May 4, 2021.

The accompanying notes are an integral part of these condensed financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2022	583,723	$58	4,500,528	$450	$—	$(9,310,329)	$(9,309,821)

Net income	—	—	—	—	—	2,743,011	2,743,011

Balance as of March 31, 2022	583,723	$58	4,500,528	$450	$—	$(6,567,318)	$(6,566,810)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)(2)	—	—	4,600,000	460	24,540	—	25,000

Net loss	—	—	—	—	—	(725)	(725)

Balance as of March 31, 2021	—	$—	4,600,000	$460	$24,540	$(725)	$24,275

(1)	Includes an aggregate of 600,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B common shares to the Company for no consideration on May 4, 2021.

The accompanying notes are an integral part of these condensed financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Three
	Months Ended
	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$2,743,011	$(725)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gains on investments held in the Trust Account	(121,559)
Change in fair value of derivative liabilities	(2,797,834)
Changes in operating assets and liabilities:
Prepaid expenses	39,375
Accounts payable and accrued expenses	(166,749)	725
Net Cash Used In Operating Activities	(303,756)	—

Cash Flows From Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net Cash Provided By Financing Activities	—	25,000

Net change in cash	(303,756)	25,000

Cash at beginning of period	475,500	—

Cash at end of period	$171,744	$25,000

Supplemental disclosure of non-cash financing activities:

Deferred offering costs paid by Sponsor through Promissory note – related party	$—	$138,043

The accompanying notes are an integral part of these condensed financial statements

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

At March 31, 2022, the Company had not yet commenced any operations. All activity for the period from December 10, 2020 (inception) through March 31, 2022 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the shares of Class A common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. Because of the redemption feature noted above, the shares of Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The re-measurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

Based on the foregoing, management does not believe that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in what ever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has until August 7, 2022, see Note 9, to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company's management, the unaudited financial statements as of March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at March 31, 2022 December 31, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, the shares of the Class A common stock subject to possible redemption in the amount of $175,693,636 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value, which approximates fair value, at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial carrying value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months
	Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$2,194,411	$548,600
Denominator:
Basic and diluted weighted average shares outstanding	17,893,462	4,500,528

Basic and diluted net income per common share	$0.12	$0.12

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of March 31, 2022 and December 31, 2021, the balance outstanding under the promissory note with the Sponsor was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Pursuant to its amended and restated certificate of incorporation, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). In order to effectuate such extensions, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,730,971.90 ($0.10 per share) on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $3,461,943.8 or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of a Business Combination out of the proceeds of the trust account released to it. If the Company does not consummate a Business Combination, such loans will not be repaid.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,400,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. In connection with this issuance, the Company recorded an over-allotment liability of $162,847. On May 12, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,309,719 Units. Upon partial exercise of the over-allotment option, an additional 32,743 private units were purchased  and $59,141 of the remaining overallotment liability was recorded to change in fair value of derivative liabilities in the accompanying statement of operations. As a result of the underwriters’ election to partially exercise their over-allotment option, 272,570 Founder Shares are no longer subject to forfeiture.

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

Right of First Refusal

For a period beginning on the closing of this offering and ending 18 months from the closing of a business combination, we have granted EF Hutton, division of Benchmark Investment, LLC a right of first refusal to acting as sole investment banker, sole book runner and/or sole placement for any and all future private or public equity and debt offerings, including equity-linked financings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

NOTE 6. WARRANTS

At March 31, 2022 and December 31, 2021, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding, respectively.

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

For the private and public warrant at the IPO date, and for the private warrants at March 31, 2022, the following assumptions were used to calculate the fair value:

	March 31, 2022		December 31, 2021		May 7, 2021
Risk-free interest rate	2.41%		0.32-1.26%		0.8%
Expected life of grants	5.58	years	5	years	5.0	years
Expected volatility of underlying stock	1.6%		5-12%		20%
Dividends	0%		0%		0%
Probability of Business Combination	80%		80%		80%

As of March 31, 2022, the derivative liability was $1,701,339. In addition, for the three months ended March 31, 2022, the Company recorded a gain of $2,797,834, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statement of operations.

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 17,893,462 shares of the Class A Common Stock, including 17,309,739 shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 4,500,528 shares of Class B common stock issued and outstanding held by the Sponsor a consultant and the underwriter. On May 4, 2021, the Company effected a cancellation agreement with the Sponsor, pursuant to which the Company cancelled 1,150,000 founder shares, resulting in the Sponsor holding 4,600,000 founder shares (of which 600,000 of such shares being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the initial stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Shares). The Sponsor also transferred 70,000 Founder Shares to ARC Group Limited in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares. The Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$175,840,598	$175,719,039

Liabilities:
Warrant Liability – Private Placement Warrants	3	$56,915	$182,128
Warrant Liability – Public Warrants	1	$1,644,424	$4,317,045

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

As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of March 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except for the matters noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 3, 2022 the Company issued a promissory note (the “Note”) in the principal amount of $1,730,972 (the “Extension Payment”) to the Sponsor in connection with the Extension (as defined below). The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before August 7, 2022 (unless extended to November 7, 2022) or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On May 6, 2022, the Company issued a press release announcing that the Sponsor had deposited an aggregate of $1,730,972 (representing $0.10 per public share) into the Company’s trust account for its public stockholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from May 7, 2022 to August 7, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

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

For the three months ended March 31, 2022, we had net income of $2,743,011, which primarily consisted of change in fair value of the derivative warrant liabilities of $2,797,834.

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

As indicated in the accompanying financial statements, at March 31, 2022, the Company had $171,744 in cash, and working capital of $169,557.

We presently have no operating revenue. Our net income was $2,743,011 for the three months ended March 31, 2022, which primarily consisted of the change in fair value of the Warrant liabilities. Through March 31, 2022, our liquidity needs were satisfied through receipt of $644,995 held outside of the Trust Account from the sale of the Private Placement Warrants upon the closing of the Initial Public Offering. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

Based on the foregoing, management does not believe that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has until August 7, 2022, unless further extended, as described below, to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that result from the Company’s inability to continue as a going concern.

There is no assurance that the Company’s plans to consummate an Initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 3, 2022 the Company issued a promissory note (the “Note”) in the principal amount of $1,730,972 (the “Extension Payment”) to the Sponsor in connection with the Extension (as defined below). The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before August 7, 2022 (unless extended to November 7, 2022) or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On May 6, 2022, the Company issued a press release announcing that the Sponsor had deposited an aggregate of $1,730,972 (representing $0.10 per public share) into the Company’s trust account for its public stockholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from May 7, 2022 to August 7, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

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

Net income (loss) per share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. We apply the two-class method in calculating income per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of March 31, 2022 and December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of our company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Our derivative instruments are recorded at fair value as of the closing date of our Initial Public Offering (May 7, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. We have determined that the Public Warrants and the Placement Warrants are derivative instruments. As the Public Warrants and the Placement Warrants meet the definition of a derivative, the Public Warrants and the placement warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

We account for the Public Warrants and the Placement Warrants issued in connection with our Initial Public Offering and the Private Placement, respectively, in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging,” whereby under that provision the Public Warrants and the Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, We classify the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value of the Public Warrants and the Placement Warrants will be estimated using an internal valuation model. Our valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls to properly evaluate complex equity transactions, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of March 31, 2022.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

Our internal control over financial reporting was not effective to properly evaluate complex equity transactions. This lack of control led to the improper accounting classification of certain Class A common stock subject to redemption we issued in May 2021 as part of our Initial Public Offering which are subject to redemption, which, due to its impact on our financial statements, we determined to be a material weakness in our internal control over financial reporting. As a result of such re-classification, we restated our financial statements as of May 7, 2021 and as of and for the period ended June 30, 2021.

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

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: May 10, 2022	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)