Form 10-Q
period 2022-06-30
Maquia Capital Acquisition Corp
filed 2022-08-16
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 16, 2022, there were 17,893,462 shares of Class A Common Stock, par value $0.0001 per share, and 4,500,528 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

Item 1.Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current asset
Cash and cash equivalents	$52,583	$475,500
Prepaid expenses	129,050	157,500
Total current assets	181,633	633,000

Other assets	—	50,300
Investments held in the Trust Account	177,740,015	175,719,039
Total Assets	$177,921,648	$176,402,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$231,832	$326,436
Note payable – Sponsor at fair value (cost: $1,730,972 and $0)	368,342	—
Total current liabilities	600,174	326,436

Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability - Private Placement Warrants	29,188	182,128
Warrant liability - Public Warrants	865,486	4,317,044
Total liabilities	6,687,764	10,018,524

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 17,309,739 shares at redemption value of $10.25 and $10.15 per share	177,424,608	175,693,636

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 583,723 issued and outstanding (excluding 17,309,739 shares subject to possible redemption)	58	58
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 4,500,528 issued and outstanding	450	450
Accumulated deficit	(6,191,232)	(9,310,329)
Total Stockholders’ Deficit	(6,190,724)	(9,309,821)
Total Liabilities and Stockholders’ Deficit	$177,921,648	$176,402,339

The accompanying notes are an integral part of these condensed financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
General and administrative expenses	230,682	174,834	407,064	175,559
Total expenses	230,682	174,834	407,064	175,559

Other income (expenses)
Unrealized gain (loss) on investment held in Trust Account	168,445	(14,486)	290,004	(14,486)
Offering costs allocated to warrants	—	(494,344)	—	(494,344)
Change in fair value of derivative liabilities	806,665	6,976,878	3,604,499	6,976,878
Unrealized gain on fair value of debt	1,362,630		1,362,630
Total other income	2,337,740	6,468,048	5,257,133	6,468,048
Net income	$2,107,058	$6,293,214	$4,850,069	$6,292,489
Weighted average shares outstanding of Class A Common Stock, basic and diluted	17,893,462	10,544,337	17,893,462	5,832,251
Basic and diluted net income per share - Class A Common Stock	$0.09	$0.35	$0.22	$0.58
Weighted average shares outstanding of Class B Common Stock, basic and diluted (1) (2)	4,500,528	766,485	4,500,528	4,569,913
Basic and diluted net income per share - Class B Common Stock	$0.09	$0.35	$0.22	$0.58

(1)	As of June 30, 2021, excludes an aggregate of 600,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
(2)	As of June 30, 2021, shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B common shares to the Company for no consideration on May 4, 2021.

The accompanying notes are an integral part of these condensed financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2022	583,723	$58	4,500,528	$450	$—	$(9,310,329)	$(9,309,821)

Net income	—	—	—	—	—	2,743,011	2,743,011

Balance as of March 31, 2022	583,723	58	4,500,528	450	—	(6,567,318)	(6,566,810)

Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(1,730,972)	(1,730,972)

Net income	—	—	—	—	—	2,107,058	2,107,058

Balance as of June 30, 2022	583,723	$58	4,500,528	$450	$—	$(6,191,232)	$(6,190,724)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)(2)	—	—	4,600,000	460	24,540	—	25,000

Net loss	—	—	—	—	—	(725)	(725)

Balance as of March 31, 2021	—	—	4,600,000	460	24,540	(725)	24,275

Forfeiture of Class B common stock	—	—	(272,570)	(27)	27	—	—

Accretion of Class A common stock to redemption value	583,723	58	173,098	17	(24,567)	(15,568,917)	(15,593,409)

Net income	—	—	—	—	—	6,293,214	6,293,214

Balance as of June 30, 2021	583,723	$58	4,500,528	$450	$—	$(9,276,428)	$(9,275,920)

(1)	Includes an aggregate of 600,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part.
(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B common shares to the Company for no consideration on May 4, 2021.

The accompanying notes are an integral part of these condensed financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities:
Net income	$4,850,069	$6,292,489
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gains (losses) on investments held in the Trust Account	(290,004)	14,486
Offering costs allocated to warrants	—	494,344
Change in fair value of derivative liabilities	(3,604,499)	(6,976,878)
Unrealized gain on fair value of debt	(1,362,630)	—
Changes in operating assets and liabilities:
Prepaid expenses	78,750	(286,550)
Accounts payable and accrued expenses	(94,604)	157,113
Net Cash Used In Operating Activities	(422,917)	(304,996)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(1,730,972)	(175,693,648)
Net Cash Used In Financing Activities	(1,730,972)	(175,693,648)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	171,366,206
Sale of Private Placement Units to Sponsor	—	5,837,430
Proceeds from the Sponsor promissory note	—	177,111
Repayment of the Sponsor promissory note	—	(177,111)
Payment of offering costs	—	(584,409)
Proceeds from issuance of debt to Sponsor	1,730,972	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net Cash Provided By Financing Activities	1,730,972	176,643,639

Net change in cash	(422,917)	644,995

Cash at beginning of period	475,500	—

Cash at end of period	$52,583	$644,995

Supplemental disclosure of non-cash financing activities:
Initial value of Class A Common Stock subject to possible redemption	—	$175,693,648
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	—	$5,192,916
Initial classification of fair value of over allotment liability	—	$162,847
Initial classification of fair value of warrants	—	$11,760,676

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

At June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 4), and a loan of $177,111 under an unsecured and noninterest bearing promissory note – related party (Note 4). Subsequent to the consummation of the Initial Public Offering, the Company plans to address its liquidity through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans.

Based on the foregoing, management does not believe that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in what ever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has until November 7, 2022, see Note 9, to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

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

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at June 30, 2022 or December 31, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, the shares of the Class A common stock subject to possible redemption in the amount of $177,424,608 and $175,693,636, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Gross proceeds	$175,693,636
Less:
Proceeds allocated to the fair value of warrants	(11,760,676)
Class A common stock issuance costs and overallotment costs	(3,832,731)
Plus:
Accretion of carrying value to redemption value	15,593,409
Class A common stock subject to possible redemption - December 31, 2021	175,693,636
Remeasurement carrying value to redemption value	1,730,972
Class A common stock subject to possible redemption - June 30, 2022	$177,424,608

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

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30, 2022		Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$1,685,646	$421,412	$3,875,305	$974,764
Denominator:
Basic and diluted weighted average shares outstanding	17,893,462	4,500,528	17,893,462	4,500,528

Basic and diluted net income per share	$0.09	$0.09	$0.22	$0.22

	For the Three Months		For the Six Months
	Ended June 30, 2021		Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$5,871,391	$421,823	$3,528,052	$2,764,437
Denominator:
Basic and diluted weighted average shares outstanding	10,544,337	766,485	5,832,251	4,559,913

Basic and diluted net income per share	$0.35	$0.35	$0.58	$0.58

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company has determined that the conversion option of the Note is a derivative instrument. The Company has elected to recognize the Note, including the conversion option, at fair value as permitted under ASC Topic 815. The Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized an unrealized gain on fair value of debt for the change in the fair value of the Note of $1,362,640 for the three and six months ended June 30, 2022, which is comprised of an unrealized gain on issuance of $1,363,544 and an unrealized loss of $904 for the period from the date of issuance through June 30, 2022.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of June 30, 2022 and December 31, 2021, the balance outstanding under the promissory note with the Sponsor was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Pursuant to its amended and restated certificate of incorporation, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). In order to effectuate such extensions, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,730,972 ($0.10 per share) on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $3,461,944 or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of a Business Combination out of the proceeds of the trust account released to it. If the Company does not consummate a Business Combination, such loans will not be repaid.

On May 3, 2022 the Company issued a promissory note (the “Note”) in the principal amount of $1,730,972 (the “Extension Payment”) to the Sponsor in connection with the Extension (as defined below). The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before August 7, 2022 (unless extended to November 7, 2022) or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of June 30, 2022 outstanding loans were $1,730,972 and the carrying value was $368,352.

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

The underwriters were entitled to a cash underwriting discount of: (i) one percent (1.00%) of the gross proceeds of the Initial Public Offering. The cash discount of $1,730,972 was paid in May 2021 upon the closing of the IPO. In addition, the underwriters are entitled to a deferred fee of three percent (3.00%) of the gross proceeds of the Initial Public Offering upon the closing of a Business Combination. The deferred fee after the IPO was consummated in May 2021 was $5,192,916. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

NOTE 6. WARRANTS

At June 30, 2022 and December 31, 2021, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding, respectively.

On April 12, 2021, the SEC issued a statement with respect to the accounting for warrants issued by special purchase acquisition companies. In light of the SEC Staff’s Statement, the Company has determined that the fair value of the warrants should be classified as a warrant liability on the Company’s balance sheets and subsequent changes to the fair value of the warrants will be recorded in the Company’s statements of operations.

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

For the private and public warrant at the IPO date, and for the private warrants at June 30, 2022, the following assumptions were used to calculate the fair value:

	June 30, 2022		December 31, 2021		May 7, 2021
Risk-free interest rate	3.01%		0.32-1.26%		0.8%
Expected life of grants	5.33	years	5	years	5.0	years
Expected volatility of underlying stock	0%		5-12%		20%
Dividends	0%		0%		0%
Probability of Business Combination	80%		80%		80%

As of June 30, 2022, the derivative liability was $894,673. In addition, for the three and six months ended June 30, 2022, the Company recorded gains of $806,665 and $3,604,499, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations.

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 17,893,462 shares of the Class A Common Stock, including 17,309,739 shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 4,500,528 shares of Class B common stock issued and outstanding held by the Sponsor a consultant and the underwriter. On May 4, 2021, the Company effected a cancellation agreement with the Sponsor, pursuant to which the Company cancelled 1,150,000 founder shares, resulting in the Sponsor holding 4,600,000 founder shares (of which 600,000 of such shares being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the initial stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Shares). The Sponsor also transferred 70,000 Founder Shares to ARC Group Limited in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares. The Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$177,740,015	$175,719,039

Liabilities:
Note payable – Sponsor	3	$368,342	—
Warrant Liability – Private Placement Warrants	3	$29,188	$182,128
Warrant Liability – Public Warrants	1	$865,486	$4,317,045

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

As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of June 30, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The fair value of the note is the aggregate of (i) the liquidation-adjusted present value of the  straight debt, discounted by a six-month risk-free yield 1.97% and spread on extrapolatable corporate bonds of 11.16% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $10.22, six-month risk-free yield of 1.97% and volatility of 35.20% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.10 from the convertible units. The assumption for the probably of a business combination is 20%.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Trust Extension

On August 4, 2022, the Company amended and restated the Note (the “Amended Note”) in its entirety solely to increase the principal amount thereunder from $1,730,972 to $3,461,944 in connection with the Second Extension. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before November 7, 2022 or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company identical to the private placement units issued contemporaneously with the Company’s initial public offering (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Effective May 7, 2022 and August 7, 2022, the Company extended the date by which it has to consummate an initial business combination from May 7, 2022 to August 7, 2022, and from August 7, 2022 to November 7, 2022, respectively (collectively, the “Extensions”). The Extensions comprise up to two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete an initial business combination. On each of May 3, 2022 and August 7, 2022, the Sponsor loaned to the Company a sum of $1,730,972 in order to support each Extension, for an aggregate of $3,461,944. The loan is non-interest bearing and will be payable upon the earlier of consummation of the Company’s initial business combination and its winding up. At the election of the Sponsor, up to $1,500,000 of the loan is convertible into units of the Company identical to the units issued to the Sponsor in the private placement concurrent with the Company’s Initial Public Offering, at a conversion price of $10 per unit.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to June 30, 2022 was related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a Business Combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

For the three months ended June 30, 2022, we had net income of $2,107,058, which primarily consisted of change in fair value of the derivative warrant liabilities of $806,665, unrealized gain on fair value of debt of $1,362,630 and unrealized gain on the Trust assets of $168,445, partially offset by operating expenses of $230,682.

For the six months ended June 30, 2022, we had net income of $4,850,069, which primarily consisted of change in fair value of the derivative warrant liabilities of $3,604,499, unrealized gain on fair value of debt of $1,362,630 and unrealized gain on the Trust assets of $290,004, partially offset by operating expenses of $407,064.

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

As indicated in the accompanying financial statements, at June 30, 2022, the Company had $52,583 in cash, and a working capital deficit of $418,541.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, the Company had no borrowings under the Working Capital Loans.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

Based on the foregoing, management does not believe that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has until November 7, 2022, unless further extended, as described below, to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that result from the Company’s inability to continue as a going concern.

There is no assurance that the Company’s plans to consummate an Initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 3, 2022 the Company issued a promissory note (the “Extension Note”) in the principal amount of $1,730,972 (the “Extension Payment”) to the Sponsor in connection with the Extension (as defined below). The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company. On August 4, 2022, the Company amended and restated the Extension Note to increase the Extension Payment to $3,461,944.80. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Extension Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

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

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, the shares of the Class A common stock subject to possible redemption in the amount of $177,424,608 and $175,693,636, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of June 30, 2022 and December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of our company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

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

We have determined that the conversion option of the Note is a derivative instrument. We have elected to recognize the Note, including the conversion option, at fair value as permitted under ASC Topic 815. The Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized an unrealized gain on fair value of debt for the change in the fair value of the Note of $1,362,640 for the three and six months ended June 30, 2022, which is comprised of an unrealized gain on issuance of $1,363,544 and an unrealized loss of $904 for the period from the date of issuance through June 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls to properly evaluate complex equity transactions, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on February 16, 2021, as amended, and declared effective on May 4, 2021 (File No. 333-253167) (the “Registration Statement”), (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022 and (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and 2022, as filed with the SEC on June 17, 2021 and May 10, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its business combination within 24 months after such date.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to properly evaluating complex equity transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.35 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: August 16, 2022	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2022	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)