Form 10-Q
period 2022-09-30
Maquia Capital Acquisition Corp
filed 2022-11-10
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File No. 001-40380

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

As of November 10, 2022, there were 4,123,552 shares of Class A Common Stock, par value $0.0001 per share, and 4,500,528 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

Item 1.Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current asset
Cash and cash equivalents	$249,357	$475,500
Prepaid expenses	105,675	157,500
Total current assets	355,032	633,000

Other assets	-	50,300
Investments held in the Trust Account	179,927,820	175,719,039
Total Assets	$180,282,852	$176,402,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$503,669	$326,436
Note payable – Sponsor at fair value (cost: $3,461,944 and $0 at September 30, 2022 and December 31, 2021, respectively)	701,974	—
Total current liabilities	1,205,643	326,436

Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability - Private Placement Warrants	8,757	182,128
Warrant liability - Public Warrants	255,318	4,317,044
Total liabilities	6,662,634	10,018,524

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 17,309,719 shares at redemption value of $10.38 and $10.15 per share	179,736,777	175,693,636

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 583,743 issued and outstanding (excluding 17,309,719 shares subject to possible redemption)	58	58
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 4,500,528 issued and outstanding	450	450
Accumulated deficit	(6,117,067)	(9,310,329)
Total Stockholders’ Deficit	(6,116,559)	(9,309,821)
Total Liabilities and Stockholders’ Deficit	$180,282,852	$176,402,339

The accompanying notes are an integral part of these condensed financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
General and administrative expenses	257,417	118,259	664,481	293,818
Total expenses	257,417	118,259	664,481	293,818

Other income (expense)
Unrealized gain (loss) on investment held in Trust Account	818,333	26,406	1,108,337	11,920
Offering costs allocated to warrants	-	-	-	(494,344)
Change in fair value of derivative liabilities	630,598	(176,892)	4,235,097	6,799,986
Unrealized gain on fair value of debt	1,397,351	-	2,759,981	-
Total other income (expense)	2,846,282	(150,486)	8,103,415	6,317,562
Pre tax income (loss)	2,588,865	(268,745)	7,438,934
Income tax	(202,531)	-	(202,531)	-
Net income (loss)	$2,386,334	$(268,745)	$7,236,403	$6,023,744
Weighted average shares outstanding of Class A Common Stock, basic and diluted	17,893,462	17,893,462	17,893,462	10,534,895
Basic and diluted net income per share - Class A Common Stock	$0.11	$(0.01)	$0.32	$0.40
Weighted average shares outstanding of Class B Common Stock, basic and diluted	4,500,528	4,500,598	4,500,528	4,546,468
Basic and diluted net income per share - Class B Common Stock	$0.11	$(0.01)	$0.32	$0.40

The accompanying notes are an integral part of these condensed financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance as of January 1, 2022	583,743	$58	4,500,528	$450	$(9,310,329)	$(9,309,821)

Net income	—	—	—	—	2,743,011	2,743,011

Balance as of March 31, 2022	583,743	58	4,500,528	450	(6,567,318)	(6,566,810)

Remeasurement of Class A common stock to redemption value	—	—	—	—	(1,730,972)	(1,730,972)

Net income	—	—	—	—	2,107,058	2,107,058

Balance as of June 30, 2022	583,743	58	4,500,528	450	(6,191,232)	(6,190,724)

Remeasurement of Class A common stock to redemption value	—	—	—	—	(2,312,169)	(2,312,169)

Net income	—	—	—	—	2,386,334	2,386,334

Balance as of September 30, 2022	583,743	$58	4,500,528	$450	$(6,117,067)	$(6,116,559)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,600,000	460	24,540	—	25,000

Net loss	—	—	—	—	—	(725)	(725)

Balance as of March 31, 2021	—	—	4,600,000	460	24,540	(725)	24,275

Forfeiture of Class B common stock	—	—	(272,570)	(27)	27	—	—

Accretion of Class A common stock to redemption value	583,743	58	173,098	17	(24,567)	(15,509,776)	(15,534,268)

Net income	—	—	—	—	—	6,293,214	6,293,214

Balance as of June 30, 2021	583,743	58	4,500,528	450	—	(9,217,287)	(9,216,779)

Return of private placement funds to Sponsor	—	—	—	—	—	(124,289)	(124,289)

Net loss	—	—	—	—	—	(268,745)	(268,745)

Balance as of September 30, 2021	583,743	$58	4,500,528	$450	$-	$(9,610,321)	$(9,609,813)

The accompanying notes are an integral part of these condensed financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2022	September 30, 2021
Cash Flows From Operating Activities:
Net income	$7,236,403	$6,023,744
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized (gains) losses on investments held in the Trust Account	(1,108,337)	(11,920)
Offering costs allocated to warrants	—	494,344
Change in fair value of derivative liabilities	(4,235,097)	(6,799,986)
Unrealized gain on fair value of debt	(2,759,970)	—
Changes in operating assets and liabilities:
Prepaid expenses	102,125	(247,165)
Accounts payable and accrued expenses	177,233	212,774
Net Cash Used In Operating Activities	(587,643)	(328,209)

Cash Flows From Investing Activities:
Cash withdrawn from the Trust Account	361,500	-
Cash deposited into Trust Account	(3,461,944)	(175,693,648)
Net Cash Used In Financing Activities	(3,100,444)	(175,693,648)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	171,366,218
Sale of Private Placement Units to Sponsor	—	5,837,430
Proceeds from the Sponsor promissory note	—	177,111
Repayment of the Sponsor promissory note	—	(177,111)
Return of excess private placement funds to Sponsor	—	(124,900)
Payment of offering costs	—	(584,409)
Proceeds from issuance of debt to Sponsor	3,461,944	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net Cash Provided By Financing Activities	3,461,944	176,519,339

Net change in cash	(226,143)	497,482

Cash at beginning of period	475,500	—

Cash at end of period	$249,357	$497,482

Supplemental disclosure of cash payments:
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Initial value of Class A Common Stock subject to possible redemption	$—	$175,693,648
Remeasurement of Class A common stock subject to possible redemption	$581,197	$—
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$—	$5,192,916
Initial classification of fair value of warrants	$—	$11,760,676

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

At September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Trust Account

Following the closing of the Initial Public Offering in May 2021, $175.7 million of the net proceeds of the sale of the Units, the Private Placement Units, the Over-allotment Units and the Over-allotment Private Placement Units were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company. The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest that may be used for dissolution expenses, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earlier of: (i) the completion of the Company’s Initial Business Combination; (ii) the redemption of any Public Shares that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of Public Shares if the Company does not complete its Initial Business Combination within 24 months from the closing of the Initial Public Offering or such a later date pursuant to stockholder approval or (B) with respect to any other provision relating to stockholders’ right or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period (as defined below), subject to the requirements of applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Prior to the amendment to the Company’s charter on November 4, 2022 (See Note 9), the Company had until November 7, 2022 to consummate a Business Combination. On November 4, 2022, the Company held a special meeting of stockholders in which the Company’s stockholders approved an amendment to extend the date by which the Company must consummate a Business Combination from November 7, 2022 to May 7, 2023 (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

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

Going Concern and Liquidity

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

Based on the foregoing, management does not believe that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in what ever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has until May 7, 2023 (see Note 9), to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at September 30, 2022 or December 31, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was 7.8% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 2.7% and 0.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 0% for the three and nine months ended September 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal 2024. We currently are not expecting the IR Act to have a material adverse impact to our financial statements.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, the shares of the Class A common stock subject to possible redemption in the amount of $179,736,777 and $175,693,636, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Gross proceeds	$175,693,636
Less:
Proceeds allocated to the fair value of warrants	(11,760,676)
Class A common stock issuance costs and overallotment costs	(3,832,731)
Plus:
Accretion of carrying value to redemption value	15,593,409
Class A common stock subject to possible redemption - December 31, 2021	175,693,636
Extension increases	3,461,944
Remeasurement carrying value to redemption value	581,197
Class A common stock subject to possible redemption - September 30, 2022	$179,736,777

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30, 2022		Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$1,906,751	$479,583	$5,782,101	$1,454,302
Denominator:
Basic and diluted weighted average shares outstanding	17,893,462	4,500,528	17,893,462	4,500,528

Basic and diluted net income per share	$0.11	$0.11	$0.32	$0.32

	For the Three Months		For the Nine Months
	Ended September 30, 2021		Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	($214,735)	($54,010)	$4,207,810	$1,815,934
Denominator:
Basic and diluted weighted average shares outstanding	17,893,462	4,500,598	10,534,895	4,546,468

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.40	$0.40

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company has determined that the conversion option of the Note is a derivative instrument. The Company has elected to recognize the Note, including the conversion option, at fair value as permitted under ASC Topic 815. The Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized an unrealized gain on fair value of debt for the change in the fair value of the Note of $1,397,351 and $2,759,981 for the three and nine months ended September 30, 2022. There were no unrealized gains or losses for the three and nine months ended September 30, 2021.

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

The initial stockholder has agreed not to transfer, assign or sell any of the Class B common stock or shares of Common Stock issuable upon conversion thereof, until the earlier to occur of (A) six months after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination, (x) if the reported last sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of September 30, 2022 and December 31, 2021, the balance outstanding under the promissory note with the Sponsor was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

On May 3, 2022 the Company issued a promissory note (the “Note”) in the principal amount of $1,730,972 (the “Extension Payment”) to the Sponsor in connection with the First Extension (as defined below). The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. On August 4, 2022, the Company amended and restated the Note (the “Amended Note”) in its entirety solely to increase the principal amount thereunder from $1,730,972 to $3,461,944 in connection with the Second Extension. As of September 30, 2022 outstanding loans were $3,461,944 and the carrying value was $701,974.

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

NOTE 6. WARRANTS

At September 30, 2022 and December 31, 2021, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding, respectively.

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

For the private and public warrant at the IPO date, and for the private warrants at September 30, 2022, the following assumptions were used to calculate the fair value:

	September 30, 2022	December 31, 2021	May 7, 2021
Risk-free interest rate	4.06%	0.32-1.26%	0.8%
Expected life	5.08 years	5 years	5.0 years
Expected volatility of underlying stock	0%	5-12%	20%
Dividends	0%	0%	0%
Probability of Business Combination	80%	80%	80%

As of September 30, 2022 and December 31, 2021, the derivative liability was $264,074 and $4,499,172, respectively. In addition, for the three and nine months ended September 30, 2021, the Company recorded a loss of $176,892 and a gain of $6,799,986, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations. In addition, for the three and nine months ended September 30, 2022, the Company recorded gains of $630,598 and $4,235,097, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 17,893,462 shares of the Class A Common Stock, including 17,309,719 shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 4,500,528 shares of Class B common stock issued and outstanding held by the Sponsor a consultant and the underwriter. On May 4, 2021, the Company effected a cancellation agreement with the Sponsor, pursuant to which the Company cancelled 1,150,000 founder shares, resulting in the Sponsor holding 4,600,000 founder shares (of which 600,000 of such shares being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the initial stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Shares). The Sponsor also transferred 70,000 Founder Shares to ARC Group Limited in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares. The Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$179,927,820	$175,719,039

Liabilities:
Note payable – Sponsor	3	$701,974	—
Warrant Liability – Private Placement Warrants	3	$8,757	$182,128
Warrant Liability – Public Warrants	1	$255,318	$4,317,044

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

As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of September 30, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The fair value of the note is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield 2.9% and spread on extrapolatable corporate bonds of 11.7% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $10.34, six-month risk-free yield of 2.9% and volatility of 27.6% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.10 from the convertible units. The assumption for the probably of a business combination is 20%.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 4, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from November 7, 2022 to May 7, 2023 or such earlier date as determined by the Company’s board of directors (the “Board”). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on November 4, 2022.

In connection with the Meeting, stockholders holding 13,769,910 shares of Class A common stock (“Public Shares”) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”). As a result, approximately $143.5 million (approximately $10.42 per Public Share) will be removed from the Trust Account to pay such holders and approximately $36.9 million will remain in the Trust Account. Following redemptions, the Company will have 3,539,809 Public Shares outstanding.

As a result of stockholder approval of the Charter Amendment, and the Company’s implementation thereof, the Sponsor  or its designees will contribute to the Company as a loan an aggregate of $ 0.045 for each share of Class A commons stock that is not redeemed, for each calendar month (commencing on November 7, 2022 and on the 7th day of each subsequent month) until May 7, 2023 (each, an “Extension Period”), or portion thereof, that is needed to complete an initial business combination (the “Contribution”).

Based on the outstanding 3,539,809 Public Shares following redemptions as disclosed above, each monthly Contribution will be $159,291 which will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof). The Company will have the sole discretion whether to continue extending for additional calendar months until May 7, 2023. If the Company opts not to utilize any remaining portion of the Extension Period, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Effective May 7, 2022 and August 7, 2022, the Company extended the date by which it has to consummate an initial business combination from May 7, 2022 to August 7, 2022, and from August 7, 2022 to November 7, 2022, respectively (namely “First Extension” and “Second Extension”, collectively, the “Extensions”). The Extensions comprise up to two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete an initial business combination. On each of May 3, 2022 and August 7, 2022, the Sponsor loaned to the Company a sum of $1,730,972 in order to support each Extension, for an aggregate of $3,461,944. The loan is non-interest bearing and will be payable upon the earlier of consummation of the Company’s initial business combination and its winding up. At the election of the Sponsor, up to $1,500,000 of the loan is convertible into units of the Company identical to the units issued to the Sponsor in the private placement concurrent with the Company’s Initial Public Offering, at a conversion price of $10 per unit.

On November 4, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from November 7, 2022 to May 7, 2023 or such earlier date as determined by the Company’s board of directors (the “Board”). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on November 4, 2022.

In connection with the Meeting, stockholders holding 13,769,910 shares of Class A common stock (“Public Shares”) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”). As a result, approximately $143.5 million (approximately $10.42 per Public Share) will be removed from the Trust Account to pay such holders and approximately $36.9 million will remain in the Trust Account. Following redemptions, the Company will have 3,539,809 Public Shares outstanding.

As a result of the stockholder approval of Charter Amendment, the Sponsor  or its designees will contribute to the Company as a loan an aggregate of $ 0.045 for each share of Class A commons stock that is not redeemed, for each calendar month (commencing on November 7, 2022 and on the 7th day of each subsequent month) until May 7, 2023 (each, an “Extension Period”), or portion thereof, that is needed to complete an initial business combination (the “Contribution”).

Based on the outstanding 3,539,809 Public Shares following redemptions as disclosed above, each Contribution is in total of $159,291 which will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof). The Company will have the sole discretion whether to continue extending for additional calendar months until May 7, 2023. If the Company opts not to utilize any remaining portion of the Extension Period, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to September 30, 2022 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a Business Combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

For the three months ended September 30, 2022, we had net income of $2,386,334, which primarily consisted of change in fair value of the derivative warrant liabilities of $630,598, unrealized gain on fair value of debt of $1,397,351 and unrealized gain on the Trust assets of $818,333, partially offset by operating expenses of $257,417 and tax expense of $202,531.

For the nine months ended September 30, 2022, we had net income of $7,236,403, which primarily consisted of change in fair value of the derivative warrant liabilities of $4,235,097, unrealized gain on fair value of debt of $2,759,981 and unrealized gain on the Trust assets of $1,108,337, partially offset by operating expenses of $664,481 and tax expense of $202,531.

Going Concern, Liquidity and Capital Resources

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

As indicated in the accompanying financial statements, at September 30, 2022, the Company had $249,357 in cash, and a working capital deficit of $850,610.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, the Company had no borrowings under the Working Capital Loans.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

Based on the foregoing, management does not believe that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has until May 7, 2023, unless further extended, as described below, to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that result from the Company’s inability to continue as a going concern.

There is no assurance that the Company’s plans to consummate an Initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 3, 2022 the Company issued a promissory note (the “Extension Note”) in the principal amount of $1,730,972 (the “Extension Payment”) to the Sponsor in connection with the Extension (as defined below). The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company. On August 4, 2022, the Company amended and restated the Extension Note to increase the Extension Payment to $3,461,944. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Extension Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

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

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, the shares of the Class A common stock subject to possible redemption in the amount of $179,736,777 and $175,693,636, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net income (loss) per share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. We apply the two-class method in calculating income (loss) per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of September 30, 2022 and December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of our company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Other Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls to properly evaluate complex equity transactions, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on February 16, 2021, as amended, and declared effective on May 4, 2021 (File No. 333-253167) (the “Registration Statement”), (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022, (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and 2022, as filed with the SEC on June 17, 2021 and May 10, 2022, respectively, (iv) Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and 2022, as filed with the SEC on August 23, 2021 and August16, 2022, respectively (iv) DEF 14A as filed with the SEC on October 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

If the deadline for us to complete a business combination is extended, our public shareholders will have the right to require us to redeem their Public Shares. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with the Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the United States Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act , we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account as cash items until the earlier of the consummation of our initial business combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	First Amendment to The Amended and Restated Certificate of Incorporation, dated November 4, 2022 (Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 9, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: November 10, 2022	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)