Form 10-K
period 2022-12-31
Maquia Capital Acquisition Corp
filed 2023-04-04
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-40380

MAQUIA CAPITAL ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85-4283150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Biscayne Boulevard, Suite 2406 Miami, FL	33132
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 608-1395

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock, and one-half of one Redeemable Warrant	MAQCU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	MAQC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	MAQCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market was $176,905,328.

As of April 3, 2023, there were 4,123,552 shares of Class A common stock, par value $0.0001 per share, and 4,500,528 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation in effect upon completion of our initial public offering (as defined below), as amended and corrected;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the initial public offering to May 7, 2023 (or such earlier date as determined by the board of directors) as extended by the Extension Amendment (as defined below), unless further extended pursuant to our amended and restated certificate of incorporation, that the Company has to consummate an initial business combination;

●	“Contribution” are to the loan the sponsor gave us of an aggregate of $0.045 for each public share that is not redeemed in connection with the Extension Amendment for each calendar month (commencing on November 7, 2022 and on the 7th day of each subsequent month) until May 7, 2023 that is needed to complete an initial business combination;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to Maquia Capital Acquisition Corporation, a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension Amendment” are to the amendment to the amended and restated certificate of incorporation adopted at the Special Meeting (as defined below) to extend the date by which we must consummate our initial business combination from November 7, 2022 to May 7, 2023 or such earlier date as determined by our board of directors;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Extension Note” are to the promissory note issued on May 3, 2022, and as amended on August 4, 2022, to our sponsor in the principal amount of up to $$3,461,944 in connection with the Initial Extensions (as defined below);

●	“founder shares” are to the (i) representatives shares (as defined below) and (ii) the shares of Class B common stock initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Extensions” are to the extensions of the period of time to consummate a business combination from (i) May 7, 2022 to August 7, 2022 and (i) August 7, 2022 to November 7, 2022, pursuant to the right to extensions up to two times, each by an additional three months, without submitting such proposed extensions to our stockholders for approval or offering our public stockholders redemption rights in connection therewith under our amended and restated certificate of incorporation;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on May 7, 2021;

●	“initial stockholders” are to holders of our founder shares (including the holders of the representative shares) prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement units” are to the units (as defined below) issued to our sponsor in the private placement;

●	“placement warrants” are to the redeemable warrants sold as part of the placement units (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“private placement” are to the private placement of units that occurred simultaneously with the closing of our initial public offering;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on February 16, 2021, as amended, and declared effective on May 4, 2021 (File No. 333-253167);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“representative” are to EF Hutton, (formerly Kingswood Capital Markets), division of Benchmark Investments, Inc., the representative of the underwriters in our initial public offering;

●	“representative shares” are to the 160,000 shares of our Class B common stock issued and up to 13,098 shares of our Class B common stock issued upon the partial exercise of the underwriters’ over-allotment option to the representative and its designees in connection with our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension Note” are to the promissory note issued to our sponsor in the principal amount of up to $955,748 in connection with the Contribution;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Special Meeting” are to the special meeting in lieu of the 2022 annual meeting of stockholders of the Company that was held on November 4, 2022;

●	“sponsor” are to Maquia Investments North America, LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $162,400,000 from the net proceeds of the sale of the units in the initial public offering and placement units was placed following the closing of the initial public offering;

●	“underwriters” are to the underwriters of our initial public offering, for which the representative acted as representative;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants sold as part of the placement units issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated in December 2020 as a Delaware corporation for the purpose of effecting our initial business combination.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we have focused and will continue to focus on technology-focused middle market and emerging growth companies operating in North America with total enterprise values from $200 million to $1 billion in industries that benefit from continuously evolving technology and the resulting shift in consumer and business purchase behavior, including Marketplace & Platforms, Financial Technology (“Fintech”) & Financial Services or Software as a Service (“SaaS”) & Technology.

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

On May 10, 2021, the underwriters exercised their over-allotment option in part, and the closing of the issuance and sale of the additional 1,309,719 units (the “over-allotment units”) occurred on May 12, 2021, generating gross proceeds of $13,097,190. In connection with the closing of the purchase of the over-allotment units, the Company sold an additional 32,743 placement units to the sponsor at a price of $10.00 per placement unit, generating an additional $327,430 of gross proceeds.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jeff Ransdell, our Chief Executive Officer, Guillermo Eduardo Cruz our Chief Operating Officer, Maggie Vo, our Chief Investment Officer and Jeronimo Peralta, our Chief Financial Officer. We must complete our initial business combination during the Combination Period, which ends May 7, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated during the Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

Business Strategy

While we may pursue an initial business combination target in any industry or geographic location, we have focused and will continue to focus our search on middle market and emerging growth technology-focused companies in North America in industries that benefit from continuously evolving technology and the resulting shift in consumer and business purchase behavior. Most of these companies will ultimately need to consolidate to achieve the scale necessary to attain high revenue growth and attractive profitability. We believe that acquiring a leading high-growth technology company will provide a platform to fund consolidation and fuel growth for our company. Segments we are exploring and might continue to explore include, but are not limited to, technology enabled medical devices, horizontal and vertical SaaS, SaaS business-to-business, agriculture technology, genomics, peer-to-peer lending, insurance and payments. There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize North America as the geographical focus.

We believe that there is a large pool of quality initial business combination targets looking for exit opportunities with an increasing number of private equity (“PE”) and venture capital (“VC”) activities in the Americas, which provides us opportunities given what we believe are the limited exit options for mid-market companies in the region. Also, we believe that the technology and tech enabled industries in the Americas represent a particularly attractive deal sourcing environment that will allow us to leverage our team’s skill sets and experience to identify an initial business combination which can potentially serve as a strong platform for future add-on acquisitions. Our investment thesis is supported by what we believe are the following trends in our target sectors:

●	The Development of PE and VC Activities in the Americas: The total assets under management of North America-focused PE and VC funds reached in excess of $2.1 trillion in the first half of 2020 according to McKinsey Global Private Markets Review. The growth of PE and VC investments in the Americas is driving demand for exits the portfolio companies (meaning opportunities for PE and VC firms to monetize their investments in their portfolio companies).

●	Strong Performance in the Tech and Software Industries: According to CompTIA, tech services and software account for nearly half of spending in the U.S. technology market, which represents a significantly higher rate than the rate in many other global regions. While emerging technologies currently account for only 19% of the overall global revenue, they are expected to drive nearly half of the growth in new revenue.

●	Operator-Led SPACs outperform their Sectors: According to Wolfe Research, SPACs that are led by executives with past C-Suite experience tend to outperform other SPACs (by about 42%) and their industry peers (by about minus 20%) 12 months after the consummation of their respective initial public offering.

Competitive Advantages

We intend to capitalize on the following competitive advantages in our pursuit of a target company:

●	Leadership of an Experienced Management Team. Our experienced management team has over 40 years of combined work experience as investment professionals in a variety of industries, such as technology and financial institutions. These years of experience have allowed us to gain not only extensive and deep expertise in our fields, but also vast networks of some of the most influential thought leaders and top performing companies in our target industries and region. This positions us as a unique and strategic player, and as an attractive alternative for the many companies in Mexico, the U.S., Canada and the rest of North America that seek to tap the equity capital markets, ensuring that we find the most attractive opportunities that maximize value to our stockholders.

●	Established Deal Sourcing Network. We believe the strong track record of our management team enables us to get access to quality deal pipelines. In addition, we believe that we, through our management team and advisors, have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

●	Status as a Publicly Listed Acquisition Company. We believe our structure as a public company makes us an attractive business combination partner to prospective target businesses. As a publicly listed company, we offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would cost more than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. It can offer further benefits by augmenting a target company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

●	Targeting of Fastest Growing Industries. The main industries we are targeting are: SaaS & Technology, Financial Services & Fintech and Marketplace & Platforms. This is not just a function of our expertise in these fields, but also a consequence of these currently being some of the fastest growing industries in the economy, with SaaS expected to grow at approximately 11% compound annual growth rate (“CAGR”) for the next two years; Fintech, approximately 9% CAGR expected over the next two years; and Marketplaces, approximately 32% CAGR through 2024.

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

The number of technology company initial public offerings has diminished over time. An average of 160 technology companies went public each year during the 1990s, according to ongoing research performed by Professor Jay Ritter at the University of Florida. Since 2010, however, that yearly average of technology companies consummating initial public offerings decreased significantly to an average of 44 per year, a 73% drop. That smaller initial public offering market has also been predominantly focused on so-called “unicorn” companies (meaning start-up with valuations of over $1 billion, typically VC-backed companies and often focused on technology). The median market capitalization of technology companies that consummated initial public offerings was about $482 million in 2010; in 2020 it was roughly $1 billion. We believe this means that very promising, but non-unicorn companies (such as those we will likely target for our initial business combination) are in many instances missing out on the ability to do an initial public offering.

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

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, although we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines.

●	Target Size: We target businesses of total enterprise value from $200 million to $1 billion in North American companies in the SaaS & Tech, Fintech & Financial Services and Marketplace & Platforms industries.

●	Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We are focused on one or more businesses that have predictable, recurring revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Strong and Experienced Management. We seek companies that have strong, experienced management teams in place, or are a platform to assemble an effective management team with a track record of driving growth and profitability. We have spent and will continue to spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

●	Defensible Market Position. We intend to acquire one or more businesses that have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors.

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

We will have until 24 months from the closing of our initial public offering, or until May 7, 2023, to consummate an initial business combination. On November 4, 2022, at the Special Meeting, our stockholders approved the Extension Amendment by which we amended our amended and restated certificate of incorporation to extend the end of the Combination Period from November 7, 2022 to May 7, 2023. In connection with the approval of the Extension Amendment, our sponsor agreed to contribute to us the Contribution, with each such Contribution to be deposited into the trust account within five business days from the beginning of such calendar month (or portion thereof). Based on the outstanding 3,539,809 public shares following the redemption of 13,769,910 public shares in connection with the Special Meeting, each monthly Contribution will be $159,291. On November 14, 2022, we issued the Second Extension Note, a promissory note in the principal amount of up to $955,748 to the sponsor. As of April 3, 2023, an aggregate of $796,457 had been deposited into the trust account to support the first five months of the extension through April 7, 2023.

Prior to the date of the Special Meeting and the adoption of the Extension Amendment, we were required to complete our initial business combination by May 7, 2022, subject to the right to extend the period of time to consummate a business combination up to two times, each by an additional three months, without submitting such proposed extensions to our stockholders for approval or offering our public stockholders redemption rights in connection therewith. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, were required to deposit into the trust account $1,789,347, ($0.10 per share) on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $3,578,694, or $0.20 per share if we were to extend for the full six months). Any such payments would be made in the form of a loan, with any such loans being non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Up to $1,500,000 of the loans made by our sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination (including loans made to extend our time period for consummating a business combination) may be convertible into units at a price of $10.00 per unit at the option of the lender.

On May 4, 2022, we issued a press release announcing that the sponsor had requested that we extend the deadline for consummating a business combination from May 7, 2022 to August 7, 2022 and that the sponsor had notified us that it intended to deposit an aggregate of $1,730,972 into the trust account on or before May 7, 2022. On May 3, 2022, the Company issued the First Extension Note, a promissory note in the principal amount of $1,730,972 to the sponsor in connection with Initial Extensions. On August 4, 2022, the First Extension Note was amended and restated solely to increase the principal amount thereunder to $3,461,944 in connection with the further extension of the deadline for consummating a business combination from August 7, 2022 to November 7, 2022.

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

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (May 7, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c)  in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination in the amount of $37,570,177  as of December 31, 2022, after payment of $5,192,916 of deferred underwriting fees and before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

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

Sources of Target Businesses

Target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources have also introduced and may continue to introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we have received and expect to continue to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We entered into an administrative support agreement with ARC Group Ltd., our financial advisor, pursuant to which we agreed to pay up to total of $10,000 per month for office space, utilities and secretarial and administrative support. However, since our initial public offering, no services have been provided, and we have not made any payments under such administrative support agreement. Instead we reimburse our affiliates for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that are made available to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.53 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and placement shares held by them and any public shares acquired during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result of the redemption of 13,769,910 public shares in connection with the Special Meeting, our sponsor presently holds a majority of the outstanding shares of our common stock and we would therefore not need any of the remaining 3,539,809 outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved, unless otherwise required under applicable law. We will give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares.”) Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering, or until May 7, 2023, to complete our initial business combination. If we are unable to complete our initial business combination within such allotted time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by the end of the Combination Period. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the end of the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $67,022 of proceeds held outside the trust account (as of December 31, 2022), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.53. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.53. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of the closing of our initial public offering, we had access to up to approximately $475,500 from the proceeds of our initial public offering and the sale of the placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). As of December 31, 2022, the amount held outside the trust account to use for these purposes was $67,022. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.53 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by the end of the Combination Period , subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (May 7, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least the end of the Combination Period, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.56 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.56 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern,” since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial Business Combination by the end of the Combination Period; and

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) our Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 10, 2022, August 16, 2022 and November 10, 2022, respectively and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on October 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 50 Biscayne Boulevard, Suite 2406 Miami, FL 33132 and our telephone number is (305) 608-1395. Our executive offices are provided to us at no charge. We consider our current office space adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)    Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols MAQCU, MAQC, and MAQCW, respectively. Our units commenced public trading on May 5, 2021, and our public shares and public warrants commenced separate public trading on June 7, 2021.

(b)    Holders

On April 3, 2023, there were two holders of record of our units, one holder of record of shares of our Class A common stock, and one holder of record of our warrants.

(c)    Dividends

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

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities

None.

(f)    Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on June 17, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement. Our specific investments in our trust account may change from time to time.

(g)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 4, 2022, we held the Special Meeting and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from November 7, 2022 (which was 18 months from the closing of the initial public offering) to May 7, 2023 (or such earlier date as determined by the board). In connection with the Extension Amendment, stockholders holding 13,769,910 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $143.5 million, or approximately $10.42 per share, to redeeming stockholders in the extension redemptions.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	—	—	—	—

November 1 – November 30, 2022	13,769,910	$10.42	—	—

December 1 – December 31, 2022	—	—	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to December 31, 2022 was related to our formation, our initial public offering and, since the closing of our initial public offering, a search for an initial business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the year ended December 31, 2022, we had net income of $7,193,270, which consisted of change in fair value of the derivative liabilities of $6,600,605 and unrealized gains on investment held in trust account of $1,942,709, partially offset by general and administrative expenses of $1,012,437 and income tax expense of $337,607.

For the year ended December 31, 2021, we had net income of $6,382,877, which consisted of change in fair value of the derivative liabilities of $7,320,644 and unrealized gains on investment held in trust account of $25,391, partially offset by offering costs allocated to warrants totaling $494,344 and general and administrative expenses of $468,814.

Liquidity, Capital Resources and Going Concern

Prior to the consummation of our initial public offering, our only source of liquidity was the initial sale of the Founder Shares to our Sponsor and advances under the promissory note with our sponsor.

Pursuant to our initial public offering, which was consummated in May 2021, we sold 17,309,719 units, which includes the underwriters’ over-allotment, at a purchase price of $10.00 per unit generating gross proceeds to us in the amount of $173.1 million. Each unit consists of one share of our Class A common stock, par value $0.0001 per share, and one-half of one public warrant, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of our initial public offering, we consummated the private placement of an aggregate of 583,743 placement units, which includes the underwriters’ over-allotment, to our sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds to us in the amount of $5,837,430.

A portion of the proceeds from the placement units was added to the proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination by the end of the Combination Period, the proceeds from the sale of the placement units held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the placement units will be worthless.

As indicated in the accompanying financial statements, at December 31, 2022, we had $67,022 in cash, and a working capital deficiency of $1,893,426.

We presently have no operating revenue. Through December 31, 2022, our liquidity needs were satisfied through receipt of $475,500 held outside of the trust account from the sale of the placement warrants upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by our sponsor or its affiliates (including the loans made to effectuate extensions as described below), our officers and directors, or our company and its affiliates prior to or in connection with an initial business combination may be converted upon consummation of an initial business combination into additional placement units at a price of $10.00 per placement unit. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, we had no borrowings under the Working Capital Loans.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until May 7, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, we may not have sufficient liquidity to fund our working capital needs through one year from the issuance of the financial statements included elsewhere in this Report. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 7, 2023.

There is no assurance that our plans to consummate an initial business combination will be successful by May 7, 2023. The financial statements and the notes thereto included elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of the financial statements and the notes thereto included elsewhere in this Report in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, the shares of the Class A common stock subject to possible redemption in the amount of $37,247,257 and $175,693,636 are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.

Net income per share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. We apply the two-class method in calculating income per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Our derivative instruments are recorded at fair value as of the closing date of our initial public offering (i.e., May 7, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. We have determined that the public warrants and the placement warrants are derivative instruments. As the public warrants and the placement warrants meet the definition of a derivative, the public warrants and the placement warrants are measured at fair value at issuance and at each reporting date in accordance with ASC Topic 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

We account for the public warrants and the placement warrants issued in connection with our initial public offering and the private placement, respectively, in accordance with the guidance contained in ASC 815 whereby under that provision the public warrants and the placement warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the public warrants and the placement warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value of the public warrants and the placement warrants will be estimated using an internal valuation model. Our valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU Topic 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We early adopted ASU 2020-06 on January 1, 2021. Adoption of ASU 2020-06 did not impact our financial position, results of operations or cash flows.

We do not believe that any recently other issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the accounting for complex financial instruments.

In light of this material weakness, management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness related to accounting for complex financial instruments.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jeff Ransdell	54	Chief Executive Officer
Guillermo Cruz	30	Chief Operating Officer
Jeronimo Peralta	30	Chief Financial Officer
Maggie Vo	36	Chief Investment Officer
Guillermo Cruz Reyes	63	Director
Luis Armando Alvarez	60	Director
Pedro Manuel Zorrilla Velasco	60	Director
Luis Antonio Marquez-Heine	57	Director

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

Guillermo Cruz, our Chief Operating Officer since January 2021. Mr. Cruz previously served as the Chief Operating Officer of Benessere Capital Acquisition Corp. (NASDAQ:BENEU), a blank check company that is in the process of dissolving. In October 2020, Mr. Cruz formed Maquia Capital, an agricultural private equity firm which manages investments in Mexico, the United States, and Latin America. Since June 2010, Mr. Cruz has served as the Chief Executive Officer and a partner of Asesores de Consejo y Alta Direccion S.C. and Board Solutions LLC (“ACAD & Board Solutions”), the largest corporate governance consulting firm in Latin America in revenue. While Mr. Cruz was at ACAD & Board Solutions, under his leadership, the firm’s accumulated revenue increased by 150% and the firm’s client base increased to 400 clients. Since March 2017, Mr. Cruz has served on the board of directors of ACAD & Board Solutions, where he serves on the board’s audit, compensation and governance committees. Mr. Cruz has also served as a member of the board of directors of ACAD & Board Solutions since June 2010, where he served on the company’s audit, compensation and governance committees. In March 2013, Mr. Cruz founded Governance Commitment Capital SAPI de CV, or GC Capital, a venture capital firm partnering with startups in a variety of industries, and continues to act as the Managing Partner today. At GC Capital, Mr. Cruz manages investments and participates as a member in the board of the directors of the startups, and also has served as a member of GC Capital’s board of directors since March 2013, and serves on the board’s governance committee. Since October 2020, Mr. Cruz has been a board member of Integradora Mexicana de Negocios GC SAPI de CV, where he serves on the governance committee. Mr. Cruz holds a MS in Finance from Harvard University, a certificate in business administration from the Yale School of Management, and a bachelor’s degree from the University of Texas at Austin.

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

Guillermo Cruz R., our director since May 2021, has served as the Chairman of Asesores de Consejo y Alta Dirección and Board Solutions LLC (“ACAD & Board Solutions”), Latin America´s leading firm specialized in Corporate Governance and Family Business services since September of 2008. While at ACAD & Board Solutions, Mr. Cruz has been in charge of providing corporate governance, internal audit, internal control and risk management services to public and private firms. Prior to this, from March 1999 until September 2008, Mr. Cruz was a senior Partner in Charge of Corporate Governance, Internal Audit and Risk Management Services at Deloitte Touche Tohmatsu Limited (“Deloitte”). Since March 2018, Mr. Cruz has served on the board of directors of Las Sevillanas, a milk candy brand, where he operates as the President of the governance committee. Mr. Cruz received a Bachelor’s Degree in Accounting from Instituto Politecnico Nacional, received a certification in International Management from New York University, a Ph.D in Business with a concentration in Corporate Governance & Control from Universidad Anahuac, a Master’s degree in Finance from the Instituto Tecnologico Autonomo de Mexico and a certification in Family Governance from the Wharton School of Business at the University of Pennsylvania. We believe that Mr. Cruz is well-qualified to serve on our board of directors due to his corporate governance, audit, and accounting experience.

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

Number and Terms of Office of Officers and Directors

We currently have four directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Pedro Manuel Zorrilla Velasco and Luis Antonio Marquez-Heine expired and Messrs. Zorrilla Velasco and Marquest-Heine were re-elected at the Special Meeting, which was held in lieu of an annual meeting of stockholders. The term of office of the second class of directors, consisting of Guillermo Cruz Reyes and Luis Armando Alvarez, will expire at the next annual meeting of stockholders.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

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

Item 11. Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not have or expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 3, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,624,080 shares of our common stock, consisting of (i) 4,123,552 shares of our Class A common stock and (ii) 4,500,528 shares of our Class B common stock, issued and outstanding as of April 3, 2023. On all matters to be voted upon, except as required by law, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Common
Name and Address of Beneficial Owner (1)[5]	Owned	of Class	Owned	of Class	Stock
Maquia Investments North America, LLC (2)	583,743	14.16%	4,257,430	94.60%	56.14%
Jeff Ransdell	—	—	—	—	—
Jeronimo Peralta	—	—	—	—	—
Guillermo Cruz (2)	583,743	14.16%	4,257,430	94.60%	56.14%
Maggie Vo	—	—	—	—	—
Guillermo Cruz Reyes	—	—	—	—	—
Luis Armando Alvarez	—	—	—	—	—
Pedro Manuel Zorrilla Velasco	—	—	—	—	—
Luis Antonio Maquez-Heine	—	—	—	—	—
All executive officers and directors as a group (eight individuals)	583,743	14.16%	4,257,430	94.60%	56.14%

Other 5% Stockholders
Boothbay Fund Management, LLC (3)	306,000	7.42%	—	—	3.55%
Shaolin Capital Management LLC (4)	341,900	8.29%	—	—	3.96%
ATW SPAC Management LLC (5)	306,000	7.42%	—	—	3.55%
Polar Asset Management Partners Inc. (6)	600,000	14.55%	—	—	6.96%
Glazer Capital, LLC (7)	497,938	12.08%	—	—	5.77%
Yakira Capital Management, Inc. (8)	405,000	9.82%	—	—	4.70%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 2901 Florida Avenue, Suite 840, Miami, FL 33133.

(2)	Maquia Investments North America, LLC, our sponsor, is the record holder of the securities reported herein. Guillermo Cruz, is the director and stockholder of our sponsor. By virtue of this relationship, Guillermo Cruz may be deemed to share beneficial ownership of the securities held of record by our sponsor. Guillermo Cruz disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(3)	According to a Schedule 13G/A filed on February 14, 2023, Boothbay Fund Management, LLC, Boothbay Absolute Return Strategies LP and Ari Glass (together, the “reporting persons) acquired 306,000 shares of Class A common stock. The business address for the reporting persons is 140 East 45th Street, 14th Floor, New York, New York 10017.

(4)	According to a Schedule 13G filed on February 14, 2023, Shaolin Capital Management LLC acquired 341,900 shares of Class A common stock. The business address for the reporting person is 230 NW 24th Street, Suite 603, Miami, Florida 33127.

(5)	According to a Schedule 13G/A filed on February 14, 2023, ATW SPAC Management LLC, Antonio Ruiz-Gimenez and Kerry Propper acquired 306,000 shares of Class A common stock. The business address for the reporting persons is 17 State Street, Suite 2100, New York, New York 10004.

(6)	According to a Schedule 13G filed on February 13, 2023, Polar Asset Management Partners Inc. acquired 600,000 shares of Class A common stock. The business address of the reporting person is 16 York Street, Suite 2900, Toronto, Ontario M5J 0E6.

(7)	According to a Schedule 13G filed on January 10, 2023, Glazer Capital, LLC and Paul J. Glazer (together, the “Reporting Persons”) have shared voting and dispositive power with respect to 497,938 shares of our Class A common stock. The business address of each of the Reporting Persons is 250 West 55th Street, Suite 30A, New York, New York 1019.

(8)	According to a Schedule 13G filed on January 31, 2023, filed by Yakira Capital Management, Inc. (“YCM”), on behalf of Yakira Partners, L.P. (“YP”), Yakira Enhanced Offshore Fund Ltd. (“YEOF”), and MAP 136 Segregated Portfolio (“MAP”) (collectively with YCM, YP and YEOF, the “Reporting Persons”) with respect to the shares of the Company owned by the Reporting Persons. YP may be deemed to beneficially own 34,294 shares of our Class A common stock. YEOF may be deemed to beneficially own 2,015 shares of our Class A common stock. MAP may be deemed to beneficially own 368,691 shares of our Class A common stock. The business address of the Reporting Persons is 1555 Post Road East, Stie 202, Westport, Connecticut 06880.

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

Our sponsor purchased an aggregate of 583,743 placement units at a price of $10.00 per unit for an aggregate purchase price of $5,837,430. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination by May 7, 2023.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On December 10, 2020, we issued an unsecured promissory note to our sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the initial public offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the initial public offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of December 31, 2022, the balance outstanding under the promissory note with our sponsor was $0.

Pursuant to our amended and restated certificate of incorporation, we could extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination). In order to effectuate such extensions, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, were required to deposit into the trust account $1,789,347 ($0.10 per share) on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $3,578,694), or $0.20 per share if we were to extend for the full six months). Any such payments would be made in the form of a loan. Any such loans would be non-interest bearing and payable upon the consummation of our initial business combination. If we were to complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we do not complete a business combination, such loans will not be repaid.

On May 4, 2022, we issued a press release announcing that the sponsor had requested that we extend the deadline for consummating a business combination from May 7, 2022 to August 7, 2022 and that the sponsor had notified us that it intended to deposit an aggregate of $1,730,972 into the trust account on or before May 7, 2022. On May 3, 2022, we issued the First Extension Note, a promissory note in the principal amount of $1,730,972 to the sponsor in connection with the Initial Extensions. On August 4, 2022, the First Extension Note was amended and restated solely to increase the principal amount thereunder to $3,461,944 in connection with the further extension of the deadline for consummating a business combination from August 7, 2022 to November 7, 2022.

The First Extension Note, as amended, bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the liquidation of the Company on or before November 7, 2022 or such later liquidation date as may be approved by our stockholders. At the election of the sponsor, up to $1,500,000 of the unpaid principal amount of the First Extension Note, as amended, may be converted into units of the Company identical to the placement units (the “Conversion Units”), with the total Conversion Units so issued to be equal to: (x) the portion of the principal amount of the May 3 Note being converted divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of units.

In connection with the approval of the Extension Amendment Proposal at the Special Meeting, the sponsor agreed to contribute to the Company as a loan an aggregate of $0.045 for each public share that is not redeemed for each calendar month (commencing on November 7, 2022 and on the 7th day of each subsequent month) until May 7, 2023 that is needed to complete an initial business combination, with each such contribution to be deposited into the trust account within five business days from the beginning of such calendar month (or portion thereof). Based on the outstanding 3,539,809 public shares following redemptions as disclosed above, each monthly contribution will be $159,291. On November 14, 2022, the Company issued a promissory note in the principal amount of up to $955,748 to the Sponsor. As of April 3, 2023, an aggregate of $796,457 had been deposited into the trust account to support the first five month of the extension.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such Working Capital Loans but no proceeds from our trust account would be used for such repayment.

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

The holders of the founder shares, the representative shares, placement units, and conversion units (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on May 4, 2021. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $80,790 and $93,280, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 we did not pay Marcum any audit-related fees.

Tax Fees

We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2022 and 2021.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Maquia Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Maquia Capital Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 and, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has until May 7, 2023 to complete a Business Combination or the Company will cease all operations except for the purpose of liquidating. Further, the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT

April 3, 2023

MAQUIA CAPITAL ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current asset
Cash and cash equivalents	$67,022	$475,500
Prepaid expenses	66,301	157,500
Total current assets	133,323	633,000

Other assets	-	50,300
Investments held in the Trust Account	37,570,177	175,719,039
Total Assets	$37,703,500	$176,402,339

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$670,895	$326,436
Notes payable – Sponsor at cost	318,582	-
Note payable – Sponsor at fair value (cost: $3,461,944 and $0 at December 31, 2022 and December 31, 2021, respectively)	1,037,272	—
Total current liabilities	2,026,749	326,436

Deferred tax liability	46,496	—
Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability - Private Placement Warrants	11,675	182,128
Warrant liability - Public Warrants	311,575	4,317,044
Total liabilities	7,589,412	10,018,524

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 3,539,809 and 17,309,719 shares at redemption value of $10.52 and $10.15 per share as of December 31, 2022 and 2021, respectively	37,247,257	175,693,636

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 583,743 issued and outstanding (excluding 3,539,809 and 17,309,719 shares subject to possible redemption, as of December 31, 2022 and 2021, respectively)	58	58
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 4,500,528 issued and outstanding	450	450
Accumulated deficit	(7,133,678)	(9,310,329)
Total Stockholders’ Deficit	(7,133,170)	(9,309,821)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$37,703,500	$176,402,339

The accompanying notes are an integral part of these financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2022	December 31, 2021
General and administrative expenses	$1,012,437	$468,814
Total expenses	1,012,437	468,814

Other income
Unrealized and realized gain on investment held in Trust Account	1,942,709	25,391
Offering costs allocated to warrants	-	(494,344)
Change in fair value of derivative liabilities	6,600,605	7,320,644

Total other income	8,543,314	6,851,691
Income before tax	7,530,877	6,382,877
Income tax expense	(337,607)	-
Net income	$7,193,270	$6,382,877
Weighted average shares outstanding of Class A Common Stock, basic and diluted	15,737,185	12,860,378
Basic and diluted net income per share - Class A Common Stock	$0.36	$0.37
Weighted average shares outstanding of Class B Common Stock, basic and diluted	4,500,528	4,534,875
Basic and diluted net income per share - Class B Common Stock	$0.36	$0.37

The accompanying notes are an integral part of these financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE YEAR ENDED DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance as of January 1, 2022	583,723	$58	4,500,528	$450	$(9,310,329)	$(9,309,821)

Remeasurement of Class A common stock to redemption value	-	-	-	-	(5,016,618)	(5,016,618)
Net income	-	-	-	-	7,193,270	7,193,270
Balance December 31, 2022	583,723	$58	4,500,528	$450	(7,133,678)	(7,133,170)

	Class A Common Stock		Class B Common Stock		Paid-In	Additional Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,600,000	460	24,540	—	25,000

Forfeiture of Class B Common Stock	—	—	(272,570)	(27)	27	—	—

Accretion of Class A common stock to redemption amount	583,723	58	173,098	17	(24,567)	(15,568,917)	(15,593,409)

Return of private placement funds to Sponsor (see Note 4)	—	—	—	—	—	(124,289)	(124,289)

Net income	—	—	—	—	—	6,382,877	6,382,877

Balance as of December 31, 2021	583,723	$58	4,500,528	$450	$—	$(9,310,329)	$(9,309,821)

The accompanying notes are an integral part of these financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2022	December 31, 2021
Cash Flows From Operating Activities:
Net income	$7,193,270	$6,382,877
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized and realized gains on investments held in the Trust Account	(1,942,709)	(25,391)
Offering costs allocated to warrants	—	494,344
Change in fair value of derivative liabilities	(6,600,605)	(7,320,644)
Changes in operating assets and liabilities:
Prepaid expenses	141,499	(207,800)
Deferred tax liability	46,496	—
Accounts payable and accrued expenses	344,460	326,435
Net Cash Used In Operating Activities	(817,590)	(350,179)

Cash Flows From Investing Activities:
Cash withdrawn from the Trust Account	143,872,097	—
Cash deposited into Trust Account	(3,780,526)	(175,693,648)
Net Cash Provided by (Used In) Financing Activities	140,091,571	(175,693,648)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	171,366,206
Sale of Private Placement Units to Sponsor	—	5,837,430
Proceeds from the Sponsor promissory note	3,780,526	177,111
Repayment of the Sponsor promissory note	—	(177,111)
Return of excess private placement funds to Sponsor	—	(124,900)
Payment of offering costs	—	(584,409)
Redemption of Class A common stock	(143,462,986)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net Cash (Used in) Provided By Financing Activities	(139,682,460)	176,519,327

Net change in cash	(408,479)	475,500

Cash at beginning of period	475,500	—

Cash at end of period	$67,022	$475,500

Supplemental disclosure of cash payments:
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Initial value of Class A Common Stock subject to possible redemption	$—	$175,693,648
Remeasurement of Class A common stock subject to possible redemption	$5,016,618	$5,192,916
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$—	$162,847
Initial classification of fair value of warrants	$—	$11,760,676

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

At December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Trust Account

Following the closing of the Initial Public Offering in May 2021, $175.7 million of the net proceeds of the sale of the Units, the Private Placement Units, the Over-allotment Units and the Over-allotment Private Placement Units were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company. The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. See Note 4 for the November redemption.

In connection with the November 4, 2022 special meeting, stockholders holding 13,769,910 shares of Class A common stock (“Public Shares”) exercised their right to redeem such shares. Following redemptions, the Company has 3,539,809 Public Shares outstanding.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share (subject to an increase of up to an additional $0.20 per unit in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this report)), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Prior to the amendment to the Company’s charter on November 4, 2022, the Company had until November 7, 2022 to consummate a Business Combination. On November 4, 2022, the Company held a special meeting of stockholders in which the Company’s stockholders approved an amendment to extend the date by which the Company must consummate a Business Combination from November 7, 2022 to May 7, 2023   (the “Combination Period”). The Sponsor will make monthly loans of $159,291 for this extension. As of December 31, 2023, an aggregate of $318,582 had been deposited into the trust account to support the first five month of the extension. As of April 3, 2023, an aggregate of $796,457 had been deposited into the trust account to support the first five month of the extension. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until May 7, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 7, 2023.

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

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal year 2024. We currently are not expecting the IR Act to have a material adverse impact to our financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which the Company’s total annual gross revenue is at least $1.235 billion or (c) when the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2022 or December 31, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and December 31, 2021, the shares of the Class A common stock subject to possible redemption in the amount of $37,247,257 and $175,693,636, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

	Shares	Dollars
Gross proceeds	17,309,719	$175,693,636
Less:	-
Proceeds allocated to the fair value of warrants	-	(11,760,676)
Class A common stock issuance costs and overallotment costs	-	(3,832,731)
Plus:	-
Accretion of carrying value to redemption value	-	15,593,409
Class A common stock subject to possible redemption - December 31, 2021	17,309,719	175,693,636
Sponsor deposits	-	3,780,526
Redemption and withdrawals	(13,769,910)	(143,462,986)
Remeasurement carrying value to redemption value	-	5,016,618
Class A common stock subject to possible redemption – December 31, 2022	3,539,809	$37,247,257

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

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of December 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year
	Ended December 31, 2022
	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$5,593,607	$1,599,663
Denominator:
Basic and diluted weighted average shares outstanding	15,737,185	4,500,528

Basic and diluted net income per share	$0.36	$0.36

	For the Year Ended
	December 31, 2021
	Class A	Class B
Basic and diluted net income (per share
Numerator:
Allocation of net income	$4,718,886	$1,663,991
Denominator:
Basic and diluted weighted average shares outstanding	12,860,378	4,534,875

Basic and diluted net income per share	$0.37	$0.37

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company has determined that the conversion option of the Note is a derivative instrument. The Company has elected to recognize the Note, including the conversion option, at fair value as permitted under ASC Topic 815. The Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized an unrealized gain on fair value of debt for the change in the fair value of the Note of $2,424,673 for year ended December 31, 2022, which is included in change in fair value of derivative liabilities on the accompanying statements of operations. There were no unrealized gains or losses for the year ended December 31, 2021.

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

Recently issued accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that any recently other issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of December 31, 2022 and 2021, the balance outstanding under the promissory note with the Sponsor was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

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

On May 3, 2022 the Company issued a promissory note (the “Note”) in the principal amount of $1,730,972 (the “Extension Payment”) to the Sponsor in connection with the First Extension (as defined below). The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. On August 4, 2022, the Company amended and restated the Note (the “Amended Note”) in its entirety solely to increase the principal amount thereunder from $1,730,972 to $3,461,944 in connection with the Second Extension  .

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

As a result of stockholder approval of the Extension and the Company’s implementation thereof, on November 14, 2022, the Company issued a promissory note in the principal amount of up to $955,748 to the Sponsor, pursuant to which the Sponsor loaned to the Company up to an aggregate of $955,748 (the “Extension Funds”) to deposit into the Company’s trust account for each share of the Company’s Class A common stock that was not redeemed in connection with the Extension.

The Company will cause the Extension Funds to be deposited into the Trust Account, which equates to approximately $0.045 per non-redeemed Public Share, for each month past November 7, 2022 until May 7, 2023 that the Company needs to complete an Initial Business Combination.

The Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s Initial Business Combination, or (b) the date of the liquidation of the Company.

Based on the outstanding 3,539,809 Public Shares following redemptions, each monthly Contribution will be $159,291 which will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof). The Company will have the sole discretion whether to continue extending for additional calendar months until May 7, 2023. If the Company opts not to utilize any remaining portion of the Extension Period, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate. The Company made deposits totaling $318,582 during the year ended December 31, 2022 representing the first two months of extension payments.

The Company has elected the fair value options for the notes, as of December 31, 2022 outstanding loans were $3,461,944 and the carrying value was $1,082,647 as the $3,143,362 of such loans are carried at fair value (see Note 8).

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,400,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. In connection with this issuance, the Company recorded an over-allotment liability of $162,847. On May 12, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,309,719 Units. Upon partial exercise of the over-allotment option, an additional 32,743 Private Placement Units were purchased and $59,141 of the remaining overallotment liability was recorded to change in fair value of derivative liabilities in the accompanying statement of operations. As a result of the underwriters’ election to partially exercise their over-allotment option, 272,570 Founder Shares are no longer subject to forfeiture.

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

NOTE 6. WARRANTS

At December 31, 2022 and December 31, 2021, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding, respectively.

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

For the private and public warrant at the IPO date, and for the Private Placement Warrants at December 31, 2022, the following assumptions were used to calculate the fair value:

	December 31, 2022	December 31, 2021	May 7, 2021
Risk-free interest rate	3.98%	0.32-1.26%	0.8%
Expected life	5.35 years	5 years	5.0 years
Expected volatility of underlying stock	0%	5-12%	20%
Dividends	0%	0%	0%

As of December 31, 2022 and December 31, 2021, the derivative liability was $323,251 and $4,499,172, respectively. In addition, for the years ended December 31, 2022 and 2021, the Company recorded gains of $4,175,922 and $7,320,644, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 4,123,552 and 17,893,462 shares of the Class A Common Stock, including 3,539,809 and 17,309,719, respectively, of shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheets.

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

In connection with the Meeting, stockholders holding 13,769,910 shares of Class A common stock (“Public Shares”) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”). As a result, approximately $143,462,997 (approximately $10.42 per Public Share) was removed from the Trust Account and paid to such holders and approximately $36.9 million remains in the Trust Account after the redemption event. Following redemptions, the Company has 3,539,809 Public Shares outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 4,500,528 shares of Class B common stock issued and outstanding held by the Sponsor a consultant and the underwriter. On May 4, 2021, the Company effected a cancellation agreement with the Sponsor, pursuant to which the Company cancelled 1,150,000 founder shares, resulting in the Sponsor holding 4,600,000 founder shares (of which 600,000 of such shares being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the initial stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Shares). The Sponsor also transferred 70,000 Founder Shares to ARC Group Limited in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares. The Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$37,570,177	$175,719,039

Liabilities:
Note payable – Sponsor	3	$1,037,272	—
Warrant Liability – Private Placement Warrants	3	$11,675	$182,128
Warrant Liability – Public Warrants	1	$311,575	$4,317,044

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

As of December 31, 2022 and 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2022 and 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2022 and 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2022 and 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

As of December, 31, 2022, the fair value of the note is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 4.5% and spread on extrapolatable corporate bonds of 11.2% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $10.42, six-month risk-free yield of 4.5% and volatility of 31.6% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.10 from the convertible units. The assumption for the probably of a business combination is 30%.

At issuance, the fair value of the note is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 1.4% and spread on extrapolatable corporate bonds of 7.8% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $10.15, six-month risk-free yield of 4.5% and volatility of 26.4% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.10 from the convertible units. The assumption for the probably of a business combination is 20%.

NOTE 9. TAXES

The Company’s net deferred tax assets (liabilities) is as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets (liabilities):
Net operating losses	$-	$107,105
Start up costs	207,331	-
Unrealized gain on investments held in Trust account	(46,496)	(1,603)
Total deferred tax assets	160,835	105,502

Valuation Allowance	(207,331)	(105,502)

Deferred tax liability, net	$(46,496)	$—

Below is breakdown of the income tax provision.

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Federal
Current	$234,087	$—
Deferred	(38,730)	(93,119)
State and local
Current	48,434	—
Deferred	(8,013)	(12,383)
Change in valuation allowance	101,829	105,502
Income tax provision	$337,607	$—

As of December 31, 2021, the Company had $450,159 of U.S. federal loss carryovers and $450,159 of state operating loss carryovers that do not expire and are available to offset future taxable income. There were no NOLs as of December 31, 2022. The net operating losses are not available to be used until the tax returns are filed.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $101,829 and $105,502.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2022	2021
U.S. federal statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	4.4%	2.8%
Change in fair value of warrant liability	(14.1)%	(27.3)%
Change in fair value of debt	8.2%	-
Warrant issuance costs	-%	1.8%
Other	-%	-%
Valuation allowance	1.4%	1.7%
Income tax provision	4.5%	—

The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to the valuation allowance recorded on the Company’s net operating losses and start up costs as well as the change in the fair value of the warrant liability and debt, state tax, net of federal tax benefit and the warrant issuance costs. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 4, 2021, by and between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	By Laws. (1)
3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation. (7)
3.4	First Amendment to the Amended and Restated Certificate of Incorporation. (8)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated May 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities (4)
10.1	Letter Agreement, dated May 4, 2021, by and among the Company, its officers and directors, Kingswood Capital Markets, division of Benchmark Investments, Inc., and the Sponsor. (3)
10.2	Promissory Note, dated December 10, 2020, issued to Maquia Investments North America, LLC. (1)
10.3	Investment Management Trust Agreement, dated May 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Securities Subscription Agreement, dated December 10, 2020, between the Registrant and Maquia Investments North America, LLC. (1)
10.5	Registration Rights Agreement, dated May 4, 2021, by and among the Company and certain security holders. (3)
10.6	Unit Subscription Agreement, dated May 4, 2021, by and between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement. (2)
10.8	Form of Administrative Support Agreement by and between the Registrant and ARC Group Ltd. (2)
10.9	Promissory Note dated May 3, 2022. (5)
10.10	Amended and Restated Promissory Note dated August 4, 2022. (6)
10.11	Promissory Note dated November 14, 2022. (9)
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL 101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document.* Inline XBRL Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL and contained in Exhibit 101).*

*Filed herewith.

**Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-253167), filed with the SEC on February 16, 2021.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-253167), filed with the SEC on March 23, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2021.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 25, 2022.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2022.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 9, 2022.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2022.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 3, 2023	Maquia Capital Acquisition Corporation

	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeff Ransdell	Chief Executive Officer	April 3, 2023
Jeff Ransdell	(Principal Executive Officer)

/s/ Jeronimo Peralta	Chief Financial Officer	April 3, 2023
Jeronimo Peralta	(Principal Financial and Accounting Officer)

/s/ Guillermo Cruz	Chief Operating Officer	April 3, 2023
Guillermo Cruz

/s/ Maggie Vo	Chief Investment Officer	April 3, 2023
Maggie Vo

/s/ Guillermo Cruz Reyes	Director	April 3, 2023
Guillermo Cruz Reyes

/s/ Luis Armando Alvarez	Director	April 3, 2023
Luis Armando Alvarez

/s/ Pedro Manuel Zorrilla Velasco	Director	April 3, 2023
Pedro Manuel Zorrilla Velasco

/s/ Luis Antonio Marquez-Heine	Director	April 3, 2023
Luis Antonio Marquez-Heine