Form 10-Q
period 2023-03-31
Maquia Capital Acquisition Corp
filed 2023-05-22
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023, there were 3,803,176 shares of Class A Common Stock, par value $0.0001 per share, and 2,371,813 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

Item 1. Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current asset
Cash and cash equivalents	$32,392	$67,022
Prepaid expenses	26,925	66,301
Total current assets	59,317	133,323

Investments held in the Trust Account	38,455,872	37,570,177
Total Assets	$38,515,189	$37,703,500

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$475,771	$379,783
Income tax payable	375,483	291,112
Notes payable – Sponsor at cost	796,456	318,582
Note payable – Sponsor at fair value (cost: $3,461,944 at March 31, 2023 and December 31, 2022, respectively)	1,061,717	1,037,272
Total current liabilities	2,709,427	2,026,749

Deferred tax liability	52,815	46,498
Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability - Private Placement Warrants	11,675	11,675
Warrant liability - Public Warrants	156,010	311,575
Total liabilities	8,122,843	7,589,413

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 3,539,809 shares at redemption value of $10.73 and $10.52 per share as of March 31, 2023 and December 31, 2022, respectively	37,992,262	37,247,257

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 583,743 issued and outstanding (excluding 3,539,809 shares subject to possible redemption, as of March 31, 2023 and December 31, 2022, respectively)	58	58
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 4,500,528 issued and outstanding	450	450
Accumulated deficit	(7,600,424)	(7,133,678)
Total Stockholders’ Deficit	(7,599,916)	(7,133,170)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$38,515,189	$37,703,500

The accompanying notes are an integral part of these unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
General and administrative expenses	$169,993	$176,382
Total expenses	169,993	176,382

Other income
Unrealized and realized gain on investment held in Trust Account	407,821	121,559
Change in fair value of derivative liabilities	131,122	2,797,834
Total other income	538,943	2,919,393
Income before tax	368,949	2,743,011
Income tax expense	(90,689)	-
Net income	$278,260	$2,743,011
Weighted average shares outstanding of Class A Common Stock, basic and diluted	4,123,552	17,893,462
Basic and diluted net income per share - Class A Common Stock	$0.03	$0.12
Weighted average shares outstanding of Class B Common Stock, basic and diluted	4,500,528	4,500,528
Basic and diluted net income per share - Class B Common Stock	$0.03	$0.12

The accompanying notes are an integral part of these unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2022	583,723	$58	4,500,528	$450	$(7,133,678)	$(7,133,170)

Remeasurement of Class A common stock to redemption value	-	-	-	-	(745,006)	(745,006)
Net income	-	-	-	-	278,260	278,260
Balance March 31, 2023	583,743	$58	4,500,528	$450	(7,600,424)	(7,599,916)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2022	583,723	$58	4,500,528	$450	$(9,310,329)	$(9,309,821)

Net income	-	-	-	-	2,743,011	2,743,011
Balance March 31, 2022	583,743	$58	4,500,528	$450	(6,567,318)	(6,566,810)

The accompanying notes are an integral part of these unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Cash Flows From Operating Activities:
Net income	$278,260	$2,743,011
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized and realized gains on investments held in the Trust Account	(407,821)	(121,559)
Change in fair value of derivative liabilities	(131,122)	(2,797,834)
Changes in operating assets and liabilities:
Prepaid expenses	39,376	39,375
Deferred tax liability	6,318	—
Accounts payable, accrued expenses, and income tax payable	180,359	(166,749)
Net Cash Used In Operating Activities	(34,630)	(303,756)

Cash Flows From Investing Activities:
Cash deposited into the Trust	(477,875)	-
Net Cash Used In Investing Activities	(477,875)	-

Cash Flows From Financing Activities:
Proceeds from Note payable - sponsor	477,875	-
Net Cash Provided By Investing Activities	477,875	-

Net change in cash	(34,630)	(303,756)

Cash at beginning of period	67,022	475,500

Cash at end of period	$32,392	$171,744

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A common stock subject to possible redemption	$745,006	$—

The accompanying notes are an integral part of these unaudited financial statements

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

At March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Trust Account

Following the closing of the Initial Public Offering in May 2021, $175.7 million of the net proceeds of the sale of the Units, the Private Placement Units, the Over-allotment Units and the Over-allotment Private Placement Units were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company. The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. See Note 4 for the November 2022 redemption.

In connection with the November 4, 2022 special meeting, stockholders holding 13,769,910 shares of Class A common stock (“Public Shares”) exercised their right to redeem such shares. Following redemptions, the Company has 3,539,809 Public Shares outstanding.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest that may be used for dissolution expenses, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earlier of: (i) the completion of the Company’s Initial Business Combination; (ii) the redemption of any Public Shares that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of Public Shares if the Company does not complete its Initial Business Combination within 24 months, now 30 months following the completion of the Third Extension (as defined below), from the closing of the Initial Public Offering or such a later date pursuant to stockholder approval or (B) with respect to any other provision relating to stockholders’ right or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period (as defined below), subject to the requirements of applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share, which was increased by an additional $0.20 per unit following our sponsor’s initial election to extend the period of time to consummate a business combination from 12-months following closing of our Initial Public Offering to 18 months following our Initial Public Offering (the “First Extension”))), plus the additional contributions to the Trust Account made by our sponsor in connection with the Second Extension (as defined below) and the Third Extension plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company initially had until May 7, 2022 to consummate a Business Combination, which period was extended to November 7, 2022 following the First Extension. On November 4, 2022, the Company held a special meeting of stockholders in which the Company’s stockholders approved an amendment to extend the date by which the Company must consummate a Business Combination from November 7, 2022 to May 7, 2023 (the “Second Extension”). On May 5, 2023, the Company held a special meeting of stockholders in which the Company’s stockholders approved another amendment to extend the date by which the Company must consummate a Business Combination from May 7, 2023 to February 7, 2024 (the “Third Extension,” and period of time through the Third Extension, the “Combination Period”). See Note 9 for more information on the Third Extension. In connection with the Second Extension, the Sponsor made monthly loans of $159,291 through May 7, 2023. In connection with the Third Extension, the Sponsor will make additional monthly loans of $27,267.95 for each monthly period following May 7, 2023 through February 7, 2024 (or nine monthly contributions in total if the full Combination Period is required). As of December 31, 2022, an aggregate of $318,582 had been deposited into the trust account to support the first five months of the extension. As of March 31, 2023, an aggregate of $796,457 had been deposited into the trust account to support the first five month of the extension. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.15 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until February 7, 2024, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 7, 2024.

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

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in 2023. We currently are not expecting the IR Act to have a material adverse impact to our financial statements.

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

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at March 31, 2023 or December 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

The Company’s effective tax rate was 24.6% and 0% for the three months ended March 31, 2023 and 2022, respectively.  The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended March 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, the shares of the Class A common stock subject to possible redemption in the amount of $37,992,263 and $37,247,257, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

	Shares	Dollars
Gross proceeds	17,309,719	$175,693,636
Less:	-
Proceeds allocated to the fair value of warrants	-	(11,760,676)
Class A common stock issuance costs and overallotment costs	-	(3,832,731)
Plus:
Accretion of carrying value to redemption value	-	15,593,409
Class A common stock subject to possible redemption - December 31, 2021	17,309,719	175,693,636
Sponsor deposits	-	3,780,526
Redemption and withdrawals	(13,769,910)	(143,462,986)
Remeasurement carrying value to redemption value	-	5,016,618
Class A common stock subject to possible redemption – December 31, 2022	3,539,809	37,247,257
Remeasurement carrying value to redemption value	-	745,006
Class A common stock subject to possible redemption – March 31, 2023	3,539,809	$37,992,263

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

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the
	Three Months Ended
	March 31, 2023
	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$133,049	$145,212
Denominator:
Basic and diluted weighted average shares outstanding	4,123,552	4,500,528

Basic and diluted net income per share	$0.03	$0.03

	For the Three Months Ended
	March 31, 2022
	Class A	Class B
Basic and diluted net income (per share
Numerator:
Allocation of net income	$2,194,411	$548,600
Denominator:
Basic and diluted weighted average shares outstanding	17,893,462	4,500,528

Basic and diluted net income per share	$0.12	$0.12

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company has determined that the conversion option of the Note is a derivative instrument. The Company has elected to recognize the Note, including the conversion option, at fair value as permitted under ASC Topic 815. The Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized an unrealized loss on fair value of debt for the change in the fair value of the Note of $24,445 for the three months ended March 31, 2023, which is included in change in fair value of derivative liabilities on the accompanying statements of operations. There were no unrealized gains or losses for the three months ended March 31, 2022.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of March 31, 2023 and December 31, 2022, the Company had no balance outstanding under the promissory note with the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

On May 3, 2022 the Company issued a promissory note (the “Note”) in the principal amount of $1,730,972 (the “Extension Payment”) to the Sponsor in connection with the First Extension. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. On August 4, 2022, the Company amended and restated the Note (the “Amended Note”) in its entirety solely to increase the principal amount thereunder from $1,730,972 to $3,461,944 in connection with the Second Extension.

As a result of stockholder approval of the Charter Amendment, and the Company’s implementation thereof, the Sponsor  or its designees will contribute to the Company as a loan an aggregate of $ 0.045 for each share of Class A commons stock that is not redeemed, for each calendar month (commencing on November 7, 2022 and on the 7th day of each subsequent month) until May 7, 2023 (each, a “Second Extension Period”), or portion thereof, that is needed to complete an initial business combination (the “Second Extension Contribution”).

As a result of stockholder approval of the Second Extension and the Company’s implementation thereof, on November 14, 2022, the Company issued a promissory note in the principal amount of up to $955,748 to the Sponsor, pursuant to which the Sponsor loaned to the Company up to an aggregate of $955,748 (the “Second Extension Funds”) to deposit into the Company’s trust account for each share of the Company’s Class A common stock that was not redeemed in connection with the Second Extension.

The Company will cause the Second Extension Funds to be deposited into the Trust Account, which equates to approximately $0.045 per non-redeemed Public Share, for each month past November 7, 2022 until May 7, 2023 that the Company needs to complete an Initial Business Combination.

The Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s Initial Business Combination, or (b) the date of the liquidation of the Company.

Based on the outstanding 3,539,809 Public Shares following redemptions, each monthly Contribution will be $159,291 which will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof). The Company will have the sole discretion whether to continue extending for additional calendar months until May 7, 2023. If the Company opts not to utilize any remaining portion of the Extension Period, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate. The Company made deposits totaling $477,875 during the three months ended March 31, 2023.

The Company has elected the fair value options for the Amended Note. As of March 31, 2023 the outstanding loan balance was $3,461,944 and the carrying value was $1,061,717 as the loan is carried at fair value (see Note 8). As of December 31, 2022 outstanding loan balance was $3,461,944 and the carrying value was $1,082,647 as the loan is carried at fair value.

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

NOTE 6. WARRANTS

At March 31, 2023 and December 31, 2022, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding, respectively.

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

For the private warrants at March 31, 2023 and December 31, 2022, the following assumptions were used to calculate the fair value:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.60%	3.98%
Expected life	5.10 years	5.35 years
Expected volatility of underlying stock	0%	0%
Dividends	0%	0%

As of March 31, 2023 and December 31, 2022, the derivative liability was $167,685 and $323,251, respectively. In addition, for the three months ended March 31, 2023 and 2022, the Company recorded gains of $155,567 and $2,797,834, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations.

NOTE 7. STOCKHOLDERS’ DEFICIT

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 4,123,552 shares of the Class A Common Stock, including 3,539,809, of shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheets.

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

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 4,500,528 shares of Class B common stock issued and outstanding held by the Sponsor a consultant and the underwriter. On May 4, 2021, the Company effected a cancellation agreement with the Sponsor, pursuant to which the Company cancelled 1,150,000 founder shares, resulting in the Sponsor holding 4,600,000 founder shares (of which 600,000 of such shares being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the initial stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Shares). The Sponsor also transferred 70,000 Founder Shares to ARC Group Limited in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares. The Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$38,455,872	$37,570,177

Liabilities:
Note payable – Sponsor	3	$1,061,716	1,037,272
Warrant Liability – Private Placement Warrants	3	$11,675	$11,675
Warrant Liability – Public Warrants	1	$156,010	$311,575

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

As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of March 31, 2023 and December 31, 2022, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2023 and December 31, 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

As of March, 31, 2023, the fair value of the note is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 4.5% and spread on extrapolatable corporate bonds of 11.2% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $10.42, six-month risk-free yield of 4.5% and volatility of 31.6% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.10 from the convertible units. The assumption for the probably of a business combination is 30%.

As of December, 31, 2022, the fair value of the note is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 4.7% and spread on extrapolatable corporate bonds of 10.2% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $10.64, six-month risk-free yield of 4.7% and volatility of 28.1% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.10 from the convertible units. The assumption for the probably of a business combination is 30%.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 21, 2023, the Company received a staff determination from the Nasdaq Stock Market (“Nasdaq”) informing the Company that since it had not paid certain fees required by Listing Rule 5250(f), the Company will be delisted unless it appeals the staff determination (the “Staff Determination”) in accordance with Nasdaq Listing Rules. Specifically, to appeal the Staff Determination to delist the Company’s securities to the Nasdaq Hearings Panel (the “Panel”) by no later than the close of business on April 28, 2023. On April 24, 2023, the Company paid the requisite listing fee, and on April 26, 2023, the Company received notice from Nasdaq that the Company has paid the applicable fee, and Nasdaq considers the matter closed.

On April 21, 2023, the Sponsor elected to convert on a one-for-one basis one-half of the Founder Shares held by it, or 2,128,715 shares of our Class B common stock (the “Founder Conversion”), into shares of our Class A common stock, and following the Founder Conversion, our Sponsor continued to own 2,128,715 shares of Class B common stock. The 2,128,715 shares of Class A common stock issued to our Sponsor in connection with the Founder Conversion and the 2,128,715 shares of Class B common stock continued to be owned by our Sponsor are collectively referred to herein, where the context warrants after the Founder Conversion, as the “Founder Shares”. The Founder Shares following the Founder Conversion are subject to the same restrictions as the Class B common stock before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for our IPO. The Founder Shares are entitled to registration rights.

On May 5, 2023, the Company, held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Third Extension, and in connection therewith, an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from May 7, 2023 to February 7, 2024 (or such earlier date as determined by the Board) (the “Extension Amendment Proposal”). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on May 5, 2023.

In connection with the vote to approve the Extension Amendment Proposal, public stockholders holding 2,449,091 of the Company’s Class A common stock, par value $0.0001, properly exercised their right to redeem their shares for a cash payment out of the Company’s trust account in connection with the Extension Amendment Proposal.

On May 5, 2023, the Company and the Sponsor entered into non-redemption agreements (“Non-Redemption Agreements”) with unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 847,883 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the Meeting to consider and approve the extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 271,323 shares of the Company’s Class A common stock held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Meeting.

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

Recent Developments

Effective May 7, 2022, August 7, 2022 and May 5, 2023, the Company extended the date by which it has to consummate an initial business combination from May 7, 2022 to November 7, 2022, then from November 7, 2022 to May 7, 2023, and then from May 7, 2023 to February 7, 2024, respectively (namely, the “First Extension,” the “Second Extension” and the “Third Extension,” collectively, the “Extensions”). The Extensions provides the Company with additional time to complete an initial business combination.

In connection with the First Extension, the Sponsor loaned to the Company an aggregate of $3,461,944, which amount was deposited into the Trust Account. The loan is non-interest bearing and will be payable upon t earlier of consummation of the Company’s initial business combination and its winding up. At the election of the Sponsor, up to $1,500,000 of the loan is convertible into units of the Company identical to the units issued to the Sponsor in the private placement concurrent with the Company’s Initial Public Offering, at a conversion price of $10 per unit.

On November 4, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders (the “November Meeting”). At the November Meeting, the Company’s stockholders approved the Second Extension, which resulted in the amendment of the Company’s Amended and Restated Certificate of Incorporation (the “Second Extension Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from November 7, 2022 to May 7, 2023 or such earlier date as determined by the Company’s board of directors (the “Board”). The Company filed the Second Extension Charter Amendment with the Secretary of State of the State of Delaware on November 4, 2022.

On May 5, 2023, the Company held a special meeting of stockholders (the “May Meeting”). At the May Meeting, the Company’s stockholders approved the Third Extension, which resulted in the amendment of the Company’s Amended and Restated Certificate of Incorporation (the “Third Extension Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from May 7, 2023 to February 7, 2024 or such earlier date as determined by the Company’s board of directors (the “Board”). The Company filed the Third Extension Charter Amendment with the Secretary of State of the State of Delaware on May 5, 2023.

In connection with the November Meeting and the May Meeting, stockholders holding 13,769,910 shares of Class A common stock and 2,449,091 (the “Public Shares”), respectively, exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) as of such redemption date. As a result of the redemption following the November Meeting, approximately $143.5 million (approximately $10.42 per Public Share) was removed from the Trust Account to pay such holders. The Company is still computing the amount to be paid to the holders of Public Shares that were redeemed in connection with May Meeting. Following the redemptions in connection with the November and May Meetings, the Company has 1,090,718 Public Shares outstanding.

In connection with the Second Extension, the Sponsor made six monthly contributions of $159,291, for a total of $955,746 in contributions through May 7, 2023, which amount was contributed to the Trust Account. In connection with the Third Extension, the Sponsor  or its designees have agreed to contribute to the Company as a loan an aggregate of $ 0.025 for each share of Class A commons stock that is not redeemed, for each calendar month (commencing on May 7, 2023 and each month thereafter) until February 7, 2024, with each monthly contribution being $27,267.95 based on 1,090,718 Public Shares outstanding following the approval of the Third Extension. If the Company opts not to utilize any remaining portion of the extension period prior to February 7, 2024, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate.

On May 5, 2023, the Company and the Sponsor entered into non-redemption agreements (“Non-Redemption Agreements”) with unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 847,883 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the Meeting to consider and approve the extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 271,323 shares of the Company’s Class A common stock held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Meeting.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to March 31, 2023 was related to our formation, our initial public offering and, since the closing of our initial public offering, a search for an initial business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended March 31, 2023, we had net income of $278,260, which primarily consisted of unrealized gains on investments of $407,821 and change in fair value of the derivative warrant liabilities of $155,567, partially offset by general and administrative expenses of $169,993 and income taxes of $90,689.

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

As indicated in the accompanying financial statements, at March 31, 2023, we had $32,392 in cash, and a working capital deficiency of $2,702,924.

We presently have no operating revenue. Through March 31, 2023, our liquidity needs were satisfied through receipt of $475,500 held outside of the trust account from the sale of the placement warrants upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by our sponsor or its affiliates (including the loans made to effectuate extensions as described below), our officers and directors, or our company and its affiliates prior to or in connection with an initial business combination may be converted upon consummation of an initial business combination into additional placement units at a price of $10.00 per placement unit. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until February 7, 2024, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 7, 2024.

There is no assurance that our plans to consummate an initial business combination will be successful by February 7, 2024. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the First Extension (as defined below), the Sponsor loaned to the Company an aggregate of $3,461,944, which amount was deposited into the Trust Account. The loan is non-interest bearing and will be payable upon the earlier of consummation of the Company’s initial business combination and its winding up. At the election of the Sponsor, up to $1,500,000 of the loan is convertible into units of the Company identical to the units issued to the Sponsor in the private placement concurrent with the Company’s Initial Public Offering, at a conversion price of $10 per unit.

In connection with the Second Extension (as defined below), the Sponsor made six monthly contributions of $159,291, for a total of $955,746 in contributions through May 7, 2023, which amount was contributed to the Trust Account. In connection with the Third Extension (as defined below), the Sponsor  or its designees have agreed to contribute to the Company as a loan an aggregate of $ 0.025 for each share of Class A commons stock that is not redeemed, for each calendar month (commencing on May 7, 2023 and each month thereafter) until February 7, 2024, with each monthly contribution being $27,267.95 based on 1,090,718 Public Shares outstanding following the approval of the Third Extension. If the Company opts not to utilize any remaining portion of the extension period prior to February 7, 2024, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate.

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

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, the shares of the Class A common stock subject to possible redemption in the amount of $37,992,263 and $37,247,257 are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.

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

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of March 31, 2023 and 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls to properly evaluate complex equity transactions, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on February 16, 2021, as amended, and declared effective on May 4, 2021 (File No. 333-253167) (the “Registration Statement”), (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 4, 2023, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 10, 2022, August 16, 2022 and November 10, 2022, respectively , (iv) DEF 14A as filed with the SEC on April 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a business combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amendment to The Amended and Restated Certificate of Incorporation, dated May 5, 2023 (Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 11, 2023).
10.1	Form of Non-Redemption Agreement (Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 5, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: May 22, 2023	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)