Form 10-Q
period 2023-06-30
Maquia Capital Acquisition Corp
filed 2023-08-23
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, there were 3,803,156 shares of Class A Common Stock, par value $0.0001 per share, and 2,371,813 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

Item 1. Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current asset
Cash and cash equivalents	$124,267	$67,022
Cash – restricted	261,900	—
Prepaid expenses	35,000	66,301
Total current assets	421,167	133,323

Investments held in the Trust Account	11,868,068	37,570,177
Total Assets	$12,289,235	$37,703,500

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$596,298	$379,783
Excise tax payable	265,380	—
Income tax payable	54,778	291,112
Due to Trust Account	261,900	—
Notes payable – Sponsor at cost	1,127,818	318,582
Convertible Note payable – Sponsor at fair value (cost: $3,461,944 at June 30, 2023 and December 31, 2022)	1,021,911	1,037,272
Total current liabilities	3,328,085	2,026,749

Deferred tax liability	100,266	46,496
Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability - Private Placement Warrants	14,594	11,675
Warrant liability - Public Warrants	431,878	311,575
Total liabilities	9,067,739	7,589,412

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 1,090,718 and 3,539,809 shares at redemption value of $10.91 and $10.52 per share as of June 30, 2023 and December 31, 2022, respectively	11,899,026	37,247,257

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,712,438 and 583,743 issued and outstanding (excluding 1,090,718 and 3,539,809 shares subject to possible redemption, as of June 30, 2023 and December 31, 2022, respectively)	271	58
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,371,813 and 4,500,528 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	237	450
Accumulated deficit	(8,678,038)	(7,133,678)
Total Stockholders’ Deficit	(8,677,530)	(7,133,170)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$12,289,235	$37,703,500

The accompanying notes are an integral part of these unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
General and administrative expenses	$352,825	$230,682	$522,819	$407,064
Total expenses	352,825	230,682	522,819	407,064

Other income (expenses)
Unrealized and realized gain on investment held in Trust Account	298,305	168,445	706,126	290,004
Change in fair value of derivative liabilities	(238,982)	2,169,295	(107,860)	4,967,129
Total other income	59,323	2,337,740	598,266	5,257,133
Income (loss) before tax	(293,502)	2,107,058	75,447	4,850,069
Income tax expense	(73,933)	—	(164,622)	—
Net income (loss)	$(367,435)	$2,107,058	$(89,175)	$4,850,069
Weighted average shares outstanding of Class A Common Stock, basic and diluted	3,926,398	17,893,462	4,024,430	17,893,462
Basic and diluted net income (loss) per share – Class A Common Stock	$(0.05)	$0.09	$(0.01)	$0.22
Weighted average shares outstanding of Class B Common Stock, basic and diluted	3,190,560	4,500,528	3,841,930	4,500,528
Basic and diluted net income (loss) per share - Class B Common Stock	$(0.05)	$0.09	$(0.01)	$0.22

The accompanying notes are an integral part of these unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2023	583,723	$58	4,500,528	$450	$(7,133,678)	$(7,133,170)
Remeasurement of Class A common stock to redemption value	-	-	-	-	(745,006)	(745,006)
Net income	-	-	-	-	278,260	278,260
Balance March 31, 2023	583,723	58	4,500,528	450	(7,600,424)	(7,599,916)
Conversion of Class B to Class A common stock	2,128,715	213	(2,128,715)	(213)	—	—
Remeasurement of Class A common stock to redemption value	—	—	—	—	(444,799)	(444,799)
Finance cost of shares to be issued under non-redemption agreements					879,900	879,900
Contribution from Sponsor of shares to be issued under non-redemption agreements					(879,900)	(879,900)
Excise tax on redemption of Class A common stock	—	—	—	—	(265,380)	(265,380)
Net loss	—	—	—	—	(367,435)	(367,435)
Balance as of June 30, 2023	2,712,438	$271	2,371,823	$237	$(8,678,038)	$(8,677,530)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2022	583,723	$58	4,500,528	$450	$(9,310,329)	$(9,309,821)
Net income	-	-	-	-	2,743,011	2,743,011
Balance March 31, 2022	583,723	$58	4,500,528	450	(6,567,318)	(6,566,810)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(1,730,972)	(1,730,972)
Net income	—	—	—	—	2,107,058	2,107,058
Balance as of June 30, 2022	583,723	$58	4,500,528	$450	$(6,191,232)	$(6,190,724)

The accompanying notes are an integral part of these unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022
Cash Flows From Operating Activities:
Net (loss) income	$(89,175)	$4,850,069
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized and realized gains on investments held in the Trust Account	(706,126)	(290,004)
Change in fair value of derivative liabilities	107,860	(4,967,129)
Changes in operating assets and liabilities:
Prepaid expenses	31,301	78,750
Income taxes payable	(236,334)	—
Deferred income taxes	53,770	—
Accounts payable and accrued expenses	216,514	(94,604)
Net Cash Used In Operating Activities	(622,190)	(422,917)

Cash Flows From Investing Activities:
Cash deposited into the Trust	(691,701)	(1,730,972)
Cash withdrawn from Trust for redemptions	26,538,036	—
Cash withdrawn from Trust for taxes	823,798	—
Net Cash Used In Investing Activities	26,670,133	(1,730,972)

Cash Flows From Financing Activities:
Cash paid for redemptions	(26,538,036)	—
Proceeds from Note payable - sponsor	809,238	1,730,972
Net Cash Provided By Investing Activities	(25,728,798)	1,730,972

Net change in cash and restricted cash	319,145	(422,917)

Cash and restricted cash at beginning of period	67,022	475,500

Cash and restricted cash at end of period	$386,167	$52,583

Supplemental disclosure of non-cash financing activities:
Excise tax on redemptions of Class A common stock subject to possible redemption	$265,380	$—
Remeasurement of Class A common stock subject to possible redemption	$1,189,805	$1,730,972
Due to Trust	$261,900	$—
Finance costs of shares to be issued under non-redmeption agreements	$879,900	$—

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

At June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On May 5, 2023 the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial business combination (the “Initial Business Combination”) from May 7, 2023 to February 7, 2024 (or such earlier date as determined by the board of directors) (the “Third Extension Charter Amendment”).

In connection with the May 5, 2023 special meeting, stockholders holding 2,449,091 shares of Class A common stock (“Public Shares”) exercised their right to redeem such shares. Following redemptions, the Company has 1,090,718 Public Shares outstanding. The Company withdrew from the Trust Account and disbursed to the redeeming public stockholders approximately $26.5 million.

In connection with the redemption, the Company recorded excise tax of $265,380. This excise tax may be reduced by shares issued by the Company in 2023.

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

On May 5, 2023, the Company and the Sponsor entered into a non-redemption agreement (“Non-Redemption Agreement”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 847,883 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the special meeting of the stockholders called by the Company (the “Special Meeting”) to consider and approve an extension of time for the Company to consummate an initial business combination (the “Extension Proposal”) from May 7, 2023 to February 7, 2024 (the “Extension”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 271,323 shares of the Company’s Class A common stock held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Special Meeting. The Company recorded $879,900 related to the non redemption agreements as a contribution from Sponsor and an adjustment to accumulated deficit in the statement of changes in stockholders’ deficit.

In connection with the Second Extension, the Sponsor made monthly loans of $159,291 through May 7, 2023. In connection with the Third Extension, the Sponsor will make additional monthly loans of $27,268 for each monthly period following May 7, 2023 through February 7, 2024 (or nine monthly contributions in total if the full Combination Period is required). As of December 31, 2022, an aggregate of $318,582 had been deposited into the trust account account related to the Second and Third Extensions.. As of June 30, 2023, an aggregate of $1,010,282 had been deposited into the trust account account related to the Second and Third Extensions.. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

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

On August 8, 2023, the Company, Maquia Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and Immersed Inc., a Delaware corporation (“Immersed”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which the Company and Immersed agreed to combine. Pursuant to the Business Combination Agreement, on the date (the “Closing Date”) of the closing (the “Closing”) of the transactions contemplated by the Business Combination Agreement (the “Proposed Transactions”), Merger Sub, a newly formed, wholly-owned direct subsidiary of Maquia, will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned direct subsidiary of Maquia (the “Surviving Corporation”). The consideration is $150,000,000 and will be paid at closing in shares of Maquia at a per share price equal to the then applicable redemption price.

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

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT was effective for the Company on January 1, 2023 and as a result of the redemptions in May 2023, the Company recorded an excise tax liability in the amount of $265,380.

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

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2023 and its results of operations and cash flows for the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at June 30, 2023 or December 31, 2022.

Restricted cash

Cash that is encumbered or otherwise restricted as to its use is included in restricted cash. As of June 30, 2023 and December 31, 2022, the balance was $261,900 and $0, respectively. Restricted cash at June 30, 2023 represents cash that was over withdrawn from the Trust Account and was subsequently returned to the Trust Account after June 30, 2023.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

The Company’s effective tax rate was (25.2)% and 218.2% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2022. The effective tax rate differs from the statutory tax rate of 21.0% for the three and six months ended June 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, the shares of the Class A common stock subject to possible redemption in the amount of $11,899,026 and $37,247,257, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

	Shares	Dollars
Gross proceeds	17,309,719	$175,693,636
Less:	-
Proceeds allocated to the fair value of warrants	-	(11,760,676)
Class A common stock issuance costs and overallotment costs	-	(3,832,731)
Plus:
Accretion of carrying value to redemption value	-	15,593,409
Class A common stock subject to possible redemption - December 31, 2021	17,309,719	175,693,636
Sponsor deposits	-	3,780,526
Redemption and withdrawals	(13,769,910)	(143,462,986)
Remeasurement carrying value to redemption value	-	5,016,618
Class A common stock subject to possible redemption – December 31, 2022	3,539,809	37,247,257
Remeasurement carrying value to redemption value	-	745,006
Class A common stock subject to possible redemption – March 31, 2023	3,539,809	37,992,263
Redemption and withdrawals	(2,449,091)	(26,538,036)
Remeasurement carrying value to redemption value	-	444,799
Class A common stock subject to possible redemption – June 30, 2023	1,090,718	$11,899,026

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30, 2023		Ended June 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(202,713)	$(164,723)	$(45,622)	$(43,553)
Denominator:
Basic and diluted weighted average shares outstanding	3,926,398	3,190,560	4,024,430	3,841,930

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.01)	$(0.01)

	For the Three Months		For the Six Months
	Ended June 30, 2022		Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$1,685,646	$421,412	$3,875,305	$974,764
Denominator:
Basic and diluted weighted average shares outstanding	17,893,462	4,500,528	17,893,462	4,500,528

Basic and diluted net income per share	$0.09	$0.09	$0.22	$0.22

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company has determined that the conversion option of the Convertible Note payable (the “Note”) is a derivative instrument. The Company has elected to recognize the Note, including the conversion option, at fair value as permitted under ASC Topic 815. The Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized an unrealized gain on fair value of debt for the change in the fair value of the Note of $39,806 and $15,361 for the three and six months ended June 30, 2023, which is included in change in fair value of derivative liabilities on the accompanying statements of operations. There were gains of $1,362,630 and $1,362,630 for the three and six months ended June 30, 2022, which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

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

Recently issued accounting pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

On April 21, 2023, the Sponsor elected to convert on a one-for-one basis one-half of the Founder Shares held by it, or 2,128,715 shares of the Company’s Class B common stock (the “Founder Conversion”), into shares of Class A common, and following the Founder Conversion, the Sponsor continued to own 2,128,715 shares of Class B common stock. The 2,128,715 shares of Class A common stock issued to the Sponsor in connection with the Founder Conversion and the 2,128,715 shares of Class B common stock continued to be owned by our Sponsor are collectively referred to herein, where the context warrants after the Founder Conversion, as the “Founder Shares”. The Founder Shares following the Founder Conversion are subject to the same restrictions as the Class B common stock before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for the IPO. The Founder Shares are entitled to registration rights.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of June 30, 2023 and December 31, 2022, the Company had no balance outstanding under the promissory note with the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

On May 3, 2022 the Company issued a convertible note payable (the “Note”) in the principal amount of $1,730,972 (the “Extension Payment”) to the Sponsor in connection with the First Extension. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. On August 4, 2022, the Company amended and restated the Note (the “Amended Note”) in its entirety solely to increase the principal amount thereunder from $1,730,972 to $3,461,944. The Company has elected the fair value option of accounting for this note (see Note 8).

The table below provides the balances for the convertible extension notes as of June 30, 2023 and December 31, 2022:

	(At Cost)		(Carrying value)
	Convertible Extension Note	Fair value adjustment	Convertible Extension Note
Balance, January 1, 2022	$-	$-	$-
Proceeds	3,461,944	-	3,461,944
Fair value adjustment	-	(2,424,672)	(2,424,672)
Balance, December 31, 2022	3,461,944	(2,424,672)	1,037,272
Fair value adjustment	-	24,445	24,445
Balance, March 31, 2023	3,461,944	(2,400,227)	1,061,717
Fair value adjustment	-	(39,806)	(39,806)
Balance, June 30, 2023	$3,461,944	$(2,440,033)	$1,021,911

As a result of stockholder approval of the Second Extension Charter Amendment, and the Company’s implementation thereof, the Sponsor  or its designees will contribute to the Company as a loan an aggregate of $ 0.045 for each share of Class A commons stock that is not redeemed, for each calendar month (commencing on November 7, 2022 and on the 7th day of each subsequent month) until May 7, 2023 (each, a “Second Extension Period”), or portion thereof, that is needed to complete an initial business combination (the “Second Extension Contribution”).

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

The Company deposited the Second Extension Funds into the Trust Account, which equates to approximately $0.045 per non-redeemed Public Share, for each month past November 7, 2022 until May 7, 2023 that the Company needed to complete an Initial Business Combination.

Based on the outstanding 3,539,809 Public Shares following redemptions in connection with Second Extension, each monthly Contribution was $159,291 which was deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof).

In connection with the Third Extension, on May 22, 2023, the Company issued a promissory note in the aggregate principal amount of up to $245,412 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $245,412 to deposit into the Company’s Trust Account for the Public Shares, for each calendar month (commencing on May 7, 2023 and each month thereafter) until February 7, 2024, with each monthly contribution being $27,268 based on 1,090,718 Public Shares outstanding following the approval of the Third Extension.

The Company will have the sole discretion whether to continue extending for additional calendar months until February 7, 2024. If the Company opts not to utilize any remaining portion of the Third Extension, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional contribution in connection with Third Extension will terminate.

On May 22, 2023, the Company also issued a promissory note (the “May Working Capital Note”) in the principal amount of $250,000 to the Sponsor to fund the Company’s ongoing working capital needs. The May Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company.

The table below provides the notes payable balances as of June 30, 2023 and December 31, 2022:

	2nd Extension Note	3rd Extension Note	Working capital	Total Notes payable
Balance, January 1, 2022	$-	$-	$-	$-
Proceeds	318,582	-		318,582
Balance, December 31, 2022	318,582	-	-	318,582
Proceeds	477,873	-		477,873
Balance, March 31, 2023	796,455	-	-	796,455
Proceeds	159,291	54,536	117,536	331,363
Balance, June 30, 2023	$955,746	$54,536	$117,536	$1,127,818

Non-redemption agreements

On May 5, 2023, the Company and the Sponsor entered into a non-redemption agreement (“Non-Redemption Agreement”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 847,883 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the special meeting of the stockholders called by the Company (the “Special Meeting”) to consider and approve an extension of time for the Company to consummate an initial business combination (the “Extension Proposal”) from May 7, 2023 to February 7, 2024 (the “Extension”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 271,323 shares of the Company’s Class A common stock held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Special Meeting. The Company recorded $879,900 related to the non redemption agreements as a contribution from Sponsor and an adjustment to accumulated deficit in the statement of changes in stockholders’ deficit.

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

NOTE 6. WARRANTS

At June 30, 2023 and December 31, 2022, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding, respectively.

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

For the private warrants at June 30, 2023 and December 31, 2022, the following assumptions were used to calculate the fair value:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.08%	3.98%
Expected life	5.60 years	5.35 years
Expected volatility of underlying stock	0%	0%
Dividends	0%	0%

As of June 30, 2023 and December 31, 2022, the derivative liability was $446,473 and $323,251, respectively. In addition, for the three and six months ended June 30, 2023 and 2022, the Company recorded losses of $278,788 and $123,221, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations. For the three and six months ended June 30, 2022, the Company recorded gains of $806,665 and $3,604,499, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations.

NOTE 7. STOCKHOLDERS’ DEFICIT

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 3,803,156 and 4,123,552 shares of the Class A Common Stock, including 1,090,718 and 3,539,809, of shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheets.

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

In connection with the November 4, 2022 Meeting, stockholders holding 13,769,910 shares of Class A common stock (“Public Shares”) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”). As a result, approximately $143,462,997 (approximately $10.42 per Public Share) was removed from the Trust Account and paid to such holders and approximately $36.9 million remains in the Trust Account after the redemption event. Following redemptions, the Company has 3,539,809 Public Shares outstanding.

On May 5, 2023, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Charter Amendment to extend the date by which the Company must consummate its initial business combination from May 7, 2023 to February 7, 2024 or such earlier date as determined by the Board. The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on May 5, 2023.

In connection with the May 5, 2023 Meeting, stockholders holding 2,449,091 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $26,538,036 (approximately $10.84 per Public Share) was removed from the Trust Account and paid to such holders and approximately $11.6 million remains in the Trust Account after the redemption event. Following redemptions, the Company has 1,090,718 Public Shares outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 2,371,813 and 4,500,528 shares of Class B common stock issued and outstanding held by the Sponsor, a consultant and the underwriter. On May 4, 2021, the Company effected a cancellation agreement with the Sponsor, pursuant to which the Company cancelled 1,150,000 founder shares, resulting in the Sponsor holding 4,600,000 founder shares (of which 600,000 of such shares being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the initial stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Shares). The Sponsor also transferred 70,000 Founder Shares to ARC Group Limited in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares. The Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis. In connection with April 21, 2023 Meeting, the Sponsor exchanged 2,128,715 Class B shares for 2,128,715 Class A shares.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$11,868,068	$37,570,177

Liabilities:
Convertible Note payable – Sponsor	3	$1,021,911	$1,037,272
Warrant Liability – Private Placement Warrants	3	$14,594	$11,675
Warrant Liability – Public Warrants	1	$431,878	$311,575

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

As of June 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of June 30, 2023 and December 31, 2022, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2023 and December 31, 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

As of June 30, 2023, the fair value of the convertible note payable is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 5.5% and spread on extrapolatable corporate bonds of 8.8% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $10.74, six-month risk-free yield of 5.5% and volatility of 23.7% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.10 from the convertible units. The assumption for the probably of a business combination is 30%.

As of December 31, 2022, the fair value of the convertible note payable is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 4.7% and spread on extrapolatable corporate bonds of 10.2% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $10.64, six-month risk-free yield of 4.7% and volatility of 28.1% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.10 from the convertible units. The assumption for the probably of a business combination is 30%.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 2, 2023, the Company issued a promissory note (the “August Working Capital Note”) in the principal amount of up to $150,000 to the Sponsor to fund the Company’s ongoing working capital needs. The August Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company.

On August 8, 2023, the Company, Maquia Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and Immersed Inc., a Delaware corporation (“Immersed”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which the Company and Immersed agreed to combine. Pursuant to the Business Combination Agreement, on the date (the “Closing Date”) of the closing (the “Closing”) of the transactions contemplated by the Business Combination Agreement (the “Proposed Transactions”), Merger Sub, a newly formed, wholly-owned direct subsidiary of Maquia, will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned direct subsidiary of Maquia (the “Surviving Corporation”). The consideration is $150,000,000 and will be paid at closing in shares of Maquia at a per share price equal to the then applicable redemption price.

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

Recent Developments

On August 8, 2023, the Company, Maquia Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and Immersed Inc., a Delaware corporation (“Immersed”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which the Company and Immersed agreed to combine. Pursuant to the Business Combination Agreement, on the date (the “Closing Date”) of the closing (the “Closing”) of the transactions contemplated by the Business Combination Agreement (the “Proposed Transactions”), Merger Sub, a newly formed, wholly-owned direct subsidiary of Maquia, will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned direct subsidiary of Maquia (the “Surviving Corporation”). The consideration is $150,000,000 and will be paid at closing in shares of Maquia at a per share price equal to the then applicable redemption price.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to June 30, 2023 was related to our formation, our initial public offering and, since the closing of our initial public offering, a search for an initial business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended June 30, 2023, we had net loss of $367,435, which primarily consisted of a change in fair value of the derivative warrant liabilities of $278,788, general and administrative expenses of $352,826 and income tax expense of $73,933, partially offset by unrealized gains on investments of $298,305 and a change in the fair value of the convertible note payable of $39,806.

For the three months ended June 30, 2022, we had net income of $2,107,058, which primarily consisted of change in fair value of the derivative warrant liabilities of $806,665, unrealized gain on fair value of the convertible note payable of $1,362,630 and unrealized gain on the Trust assets of $168,445, partially offset by operating expenses of $230,682.

For the six months ended June 30, 2023, we had net loss of $89,175, which primarily consisted of change in fair value of the derivative warrant liabilities of $123,221, general and administrative expenses of $522,819 and income tax expense of $164,622, partially offset by unrealized gains on investments of $706,126 and a change in the fair value of the convertible note payable of $15,361.

For the six months ended June 30, 2022, we had net income of $4,850,069, which primarily consisted of change in fair value of the derivative warrant liabilities of $3,604,499, unrealized gain on fair value of the convertible note payable of $1,362,630 and unrealized gain on the Trust assets of $290,004, partially offset by operating expenses of $407,064.

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

As indicated in the accompanying financial statements, at June 30, 2023, we had $124,267 in cash, and a working capital deficiency of $2,906,917.

We presently have no operating revenue. Through June 30, 2023, our liquidity needs were satisfied through receipt of $475,500 held outside of the trust account from the sale of the placement warrants upon the closing of our initial public offering and various loans and advances from our sponsor as described below. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by our sponsor or its affiliates (including the loans made to effectuate extensions as described below), our officers and directors, or our company and its affiliates prior to or in connection with an initial business combination may be converted upon consummation of an initial business combination into additional placement units at a price of $10.00 per placement unit. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

On May 3, 2022 the Company issued a convertible note payable (the “Note”) in the principal amount of $1,730,972 (the “Extension Payment”) to the Sponsor in connection with the First Extension. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. On August 4, 2022, the Company amended and restated the Note (the “Amended Note”) in its entirety solely to increase the principal amount thereunder from $1,730,972 to $3,461,944.

On November 14, 2022, the Company issued a promissory note in the principal amount of up to $955,748 to the Sponsor as a result of stockholder approval of the Second Extension and the Company’s implementation thereof,  pursuant to which the Sponsor loaned to the Company up to an aggregate of $955,748 (the “Second Extension Funds”) to deposit into the Company’s trust account for each share of the Company’s Class A common stock that was not redeemed in connection with the Second Extension.

On May 22, 2023, the Company issued a promissory note in the aggregate principal amount of up to $245,412 to the Sponsor in connection with the Third Extension, pursuant to which the Sponsor agreed to loan to the Company up to $245,412 to deposit into the Company’s Trust Account for the Public Shares, for each calendar month (commencing on May 7, 2023 and each month thereafter) until February 7, 2024, with each monthly contribution being $27,268 based on 1,090,718 Public Shares outstanding following the approval of the Third Extension.

On May 22, 2023, the Company also issued a promissory note (the “May Working Capital Note”) in the principal amount of $250,000 to the Sponsor to fund the Company’s ongoing working capital needs. The May Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company. The outstanding balance as of June 30, 2023 and December 31, 2022 was $117,536 and $0, respectively

On August 2, 2023, the Company issued a promissory note (the “August Working Capital Note”) in the principal amount of up to $150,000 to the Sponsor to fund the Company’s ongoing working capital needs. The August Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company.

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

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, the shares of the Class A common stock subject to possible redemption in the amount of $11,899,026 and $37,247,257 are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.

Net income (loss) per share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. We apply the two-class method in calculating income (loss) per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of June 30, 2023 and 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income per common share for the periods presented.

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

We do not have any recurring Level 2 assets or liabilities, see Note 9 of the financial statements for recurring Level 3 liabilities. The carrying value of our financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls to properly evaluate complex equity transactions, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. As of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on February 16, 2021, as amended, and declared effective on May 4, 2021 (File No. 333-253167) (the “Registration Statement”), (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 4, 2023, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, and March 31, 2023, as filed with the SEC on May 10, 2022, August 16, 2022, November 10, 2022 and May 22, 2023, respectively, and (iv) DEF 14A as filed with the SEC on April 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. For risks relating to the Merger, please see the proxy statement/prospectus included in a Registration Statement on Form S-4 to be filed by the Company in connection thereto, once available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities – Not Applicable.

(b) Use of Proceeds - Not Applicable.

(c) Issuer Purchases of Securities

At the May Meeting, our stockholders approved the Third Extension Charter Amendment. In connection with the stockholder vote to approve the Third Extension Charter Amendment, 2,449,091 Public Shares were redeemed at approximately $10.84 per share, resulting in a reduction of approximately $26.5 million in the amount held in the Trust Account.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2023	—	—	—	—

May 1 – May 31, 2023	—	—	—	—

June 1 – June 30, 2023	2,449,091	$10.84	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement dated as of August 8, 2023, by and among Maquia Capital Acquisition Corporation, Maquia Merger Sub, Inc., and Immersed Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 10, 2023).
10.1	May Working Capital Note, dated May 22, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2023).
10.2	Extension Note, dated May 22, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2023).
10.3	August Working Capital Note, dated August 2, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023).
10.4	Stockholder Support Agreement dated August 8, 2023, by and among Immersed, Inc., and the certain stockholders of Immersed and Maquia Capital Acquisition Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 10, 2023).
10.5	Sponsor Support Agreement dated August 8, 2023, by and among Immersed, Inc., and the Sponsor and the directors and officers of Maquia Capital Acquisition Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 10, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: August 23, 2023	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2023	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)