Form 10-Q
period 2023-09-30
Maquia Capital Acquisition Corp
filed 2023-11-21
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 3,803,156 shares of Class A Common Stock, par value $0.0001 per share, and 2,371,813 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

Item 1. Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current asset
Cash and cash equivalents	$2,371	$67,022
Prepaid expenses	8,075	66,301
Total current assets	10,446	133,323

Investments held in the Trust Account	11,972,268	37,570,177
Total Assets	$11,982,714	$37,703,500

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$647,388	$379,785
Excise tax payable	265,380	—
Income tax payable	104,681	291,112
Notes payable – Sponsor, at cost	1,302,425	318,582
Convertible Note payable – Sponsor at fair value (cost: $3,461,944 at September 30, 2023 and December 31, 2022)	1,802,563	1,037,272
Total current liabilities	4,122,437	2,026,751

Deferred tax liability	—	46,496
Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability - Private Placement Warrants	17,512	11,675
Warrant liability - Public Warrants	549,584	311,575
Total liabilities	9,882,449	7,589,413

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 1,090,718 and 3,539,809 shares at redemption value of $11.03 and $10.52 per share as of September 30, 2023 and December 31, 2022, respectively	12,033,190	37,247,257

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,712,438 and 583,743 issued and outstanding (excluding 1,090,718 and 3,539,809 shares subject to possible redemption, as of September 30, 2023 and December 31, 2022, respectively)	271	58
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,371,813 and 4,500,528 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	237	450
Accumulated deficit	(9,933,433)	(7,133,678)
Total Stockholders’ Deficit	(9,932,925)	(7,133,170)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$11,982,714	$37,703,500

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
General and administrative expenses	$293,713	$257,417	$816,532	$664,481
Total expenses	293,713	257,417	816,532	664,481

Other income (expenses)
Unrealized and realized gain on investment held in Trust Account	172,397	818,333	878,523	1,108,337
Change in fair value of derivative liabilities	(901,278)	2,027,949	(1,009,138)	6,995,078
Total other income	(728,881)	2,846,282	(130,615)	8,103,415
Income (loss) before tax	(1,022,594)	2,588,865	(947,147)	7,438,934
Income tax expense	(98,637)	(202,531)	(263,259)	(202,531)
Net income (loss)	$(1,121,231)	$2,386,334	$(1,210,406)	$7,236,403
Weighted average shares outstanding of Class A Common Stock, basic and diluted	3,803,176	17,893,462	3,949,868	17,893,462
Basic and diluted net income (loss) per share – Class A Common Stock	$(0.18)	$0.11	$(0.17)	$0.32
Weighted average shares outstanding of Class B Common Stock, basic and diluted	2,371,823	4,500,528	3,346,509	4,500,528
Basic and diluted net income (loss) per share - Class B Common Stock	$(0.18)	$0.11	$(0.17)	$0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2023	583,723	$58	4,500,528	$450	$(7,133,678)	$(7,133,170)
Remeasurement of Class A common stock to redemption value	-	-	-	-	(745,006)	(745,006)
Net income	-	-	-	-	278,260	278,260
Balance March 31, 2023	583,723	58	4,500,528	450	(7,600,424)	(7,599,916)
Conversion of Class B to Class A common stock	2,128,715	213	(2,128,715)	(213)	—	—
Remeasurement of Class A common stock to redemption value	—	—	—	—	(444,799)	(444,799)
Finance cost of shares to be issued under non-redemption agreements					879,900	879,900
Contribution from Sponsor of shares to be issued under non-redemption agreements					(879,900)	(879,900)
Excise tax on redemption of Class A common stock	—	—	—	—	(265,380)	(265,380)
Net loss	—	—	—	—	(367,435)	(367,435)
Balance as of June 30, 2023	2,712,438	271	2,371,813	237	(8,678,038)	(8,677,530)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(134,164)	(134,164)
Net loss	—	—	—	—	(1,121,231)	(1,121,231)
Balance as of September 30, 2023	2,712,438	$271	2,371,813	$237	$(9,933,433)	$(9,932,925)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2022	583,723	$58	4,500,528	$450	$(9,310,329)	$(9,309,821)
Net income	-	-	-	-	2,743,011	2,743,011
Balance March 31, 2022	583,723	$58	4,500,528	450	(6,567,318)	(6,566,810)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(1,730,972)	(1,730,972)
Net income	—	—	—	—	2,107,058	2,107,058
Balance as of June 30, 2022	583,723	$58	4,500,528	$450	$(6,191,232)	$(6,190,724)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(2,312,169)	(2,312,169)
Net income	—	—	—	—	2,386,334	2,386,334
Balance September 30, 2022	583,723	$58	4,500,528	$450	$(6,117,067)	$(6,116,559)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2022
Cash Flows From Operating Activities:
Net (loss) income	$(1,210,406)	$7,236,403
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized and realized gains on investments held in the Trust Account	(878,523)	(1,108,337)
Change in fair value of derivative liabilities	1,009,138	(6,995,067)
Changes in operating assets and liabilities:
Prepaid expenses	58,225	102,125
Income taxes payable	(186,431)	—
Deferred income taxes	(46,496)	—
Accounts payable and accrued expenses	267,605	177,233
Net Cash Used In Operating Activities	(986,888)	(587,643)

Cash Flows From Investing Activities:
Cash deposited into the Trust	(1,035,405)	(3,461,944)
Cash withdrawn from Trust for redemptions	26,538,036	—
Cash withdrawn from Trust for taxes	973,800	361,500
Net Cash Used In Investing Activities	26,476,431	(3,100,444)

Cash Flows From Financing Activities:
Cash paid for redemptions	(26,538,036)	—
Proceeds from Note payable - Sponsor	983,842	3,461,944
Net Cash (Used in) Provided By Investing Activities	(25,554,194)	3,461,944

Net change in cash	(64,651)	(226,143)

Cash at beginning of period	67,022	475,500

Cash at end of period	$2,371	$249,357

Supplemental disclosure of non-cash financing activities:
Excise tax on redemptions of Class A common stock subject to possible redemption	$265,380	$—
Remeasurement of Class A common stock subject to possible redemption	$1,323,969	$581,197
Finance costs of shares to be issued under non-redemption agreements	$879,900	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Sponsor and Initial Financing

The Company’s Sponsor is Maquia Investment North America LLC, (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 4, 2021. On May 7, 2021, the Company closed its Initial Public Offering of 16,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $160 million, and incurring offering costs of approximately $7.0 million, inclusive of $5,192,916 million in deferred underwriting commissions (Note 5). Each Unit consists of one share of the Company’s Class A common stock (the “Public Shares”) and one-half of one redeemable warrant (each, a “Warrant” and, collectively, the “Warrants”). On May 7, 2021, the Company issued 160,000 and 70,000 shares of Class B common stock and Maquia Class B Common Stock owned by ARC Group Ltd., respectively, to the underwriter for services rendered and recorded $1,209,600 as a stock issuance cost. On May 12, 2021 the Company issued 13,098 shares of Class B common stock to the underwriter for services rendered and recorded $99,021 as a stock issuance cost.

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

On May 10, 2021, the Company consummated the closing of the sale of 1,309,719 additional units of the Company’s Class A common stock, $0.0001 par value at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their overallotment option (“Over-allotment Units”), generating additional gross proceeds of $13,097,190 and incurred additional offering costs of $130,972 in underwriting fees Each Over-allotment Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one warrant (each, an “Over-allotment Warrant” and, collectively, the “Over-allotment Warrants”). Each whole Warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share. Simultaneously with the exercise of the over-allotment, the Company consummated the private placement of an additional 32,743 private placement units (the “Over-allotment Private Placement Units”) to the Sponsor, generating gross proceeds of $327,430. As a result of the underwriters’ election to partially exercise their over-allotment option, 327,430 Founder Shares are no longer subject to forfeiture. The remaining 272,570 Founders shares were forfeited. On May 12, 2021, the Company issued 13,098 shares of Class B common stock to the underwriter for services rendered and recorded $99,021 which is recorded as a stock issuance cost. The net proceeds of the Private Units was added to the net proceeds of Maquia’s IPO and the proceeds of the over-allotment units and placed in the Trust Account, such that the Trust Account held $175,693,648 at the time of closing of Maquia’s IPO.

The Trust Account

Following the closing of the Initial Public Offering in May 2021, $175.7 million of the net proceeds of the sale of the Units, the Private Placement Units, the Over-allotment Units and the Over-allotment Private Placement Units were placed in a trust account (the “Trust Account”) with Continental Stock Transfer& Trust Company. The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Following two prior extensions, on May 5, 2023 the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial business combination (the “Initial Business Combination”) from May 7, 2023 to February 7, 2024 (or such earlier date as determined by the board of directors) (the “Third Extension Charter Amendment”).

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

In connection with the Second Extension, the Sponsor made monthly loans of $159,291 through May 7, 2023. In connection with the Third Extension, the Sponsor will make additional monthly loans of $27,268 for each monthly period following May 7, 2023 through February 7, 2024 (or nine monthly contributions in total if the full Combination Period is required). As of December 31, 2022, an aggregate of $318,582 had been deposited into the trust account related to the Second and Third Extensions. As of September 30, 2023, an aggregate of $1,092,086 had been deposited into the trust account related to the Second and Third Extensions. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

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

On August 8, 2023, the Company, Maquia Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and Immersed Inc., a Delaware corporation (“Immersed”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which the Company and Immersed agreed to combine. Pursuant to the Business Combination Agreement, on the date (the “Closing Date”) of the closing (the “Closing”) of the transactions contemplated by the Business Combination Agreement (the “Proposed Transactions”), Merger Sub, a newly formed, wholly-owned direct subsidiary of Maquia, will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned direct subsidiary of Maquia (the “Surviving Corporation”). The consideration is $150,000,000 and will be paid at closing in shares of Maquia at a per share price equal to the then applicable redemption price. The Business Combination Agreement was subsequently amended on October 4, 2023 See Note 9, Subsequent Events.

Concurrently with the execution and delivery of the Business Combination Agreement, Maquia, Immersed, and the Sponsor and the directors and officers of Maquia entered into a Sponsor Support Agreement, pursuant to which, among other things, the Sponsor Parties agreed to (i) vote their shares of Maquia Common Stock in favor of the Business Combination Agreement and the Business Combination and to not effect any sale or distribution of any equity securities of Immersed held by any of them until the Closing Date or the earlier termination of the Business Combination Agreement; (ii) waive any antidilution provisions for the Class B Common Stock as set forth in the Maquia organizational documents; and (iii) waive their redemption rights in connection with the Business Combination. The Sponsor Support Agreement was subsequently amended on October 4, 2023. See Note 9, Subsequent Events.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until February 7, 2024, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 7, 2024.

There is no assurance that the Company’s plans to consummate an Initial Business Combination will be successful within the Combination Period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Moreover, on October 7th 2023 war erupted in the Middle East between Israel and Hamas. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited consolidated financial statements as of September 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2023 and its results of operations and cash flows for the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

These consolidated financial statements include the accounts of Maquia Capital Acquisition Corporation and its wholly owned subsidiary, Maquia Merger Sub, Inc. All intercompany balances and transactions have been elimated on consolidation.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at September 30, 2023 or December 31, 2022.

Restricted cash

Cash that is encumbered or otherwise restricted as to its use is included in restricted cash. As of September 30, 2023 and December 31, 2022, the balance was $0 and $0, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

The Company’s effective tax rate was (9.6)% and (27.8)% for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rate was 7.8% and 2.7% for the three and nine months ended September 30, 2022. The effective tax rate differs from the statutory tax rate of 21.0% for the three and nine months ended September 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, the shares of the Class A common stock subject to possible redemption in the amount of $12,033,190 and $37,247,257, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

	Shares	Dollars
Gross proceeds	17,309,719	$175,693,636
Less:	-
Proceeds allocated to the fair value of warrants	-	(11,760,676)
Class A common stock issuance costs and overallotment costs	-	(3,832,731)
Plus:
Remeasurement of carrying value to redemption value	-	15,593,409
Class A common stock subject to possible redemption - December 31, 2021	17,309,719	175,693,636
Sponsor deposits	-	3,780,526
Redemption and withdrawals	(13,769,910)	(143,462,986)
Remeasurement of carrying value to redemption value	-	5,016,618
Class A common stock subject to possible redemption – December 31, 2022	3,539,809	37,247,257
Remeasurement of carrying value to redemption value	-	745,006
Class A common stock subject to possible redemption – March 31, 2023	3,539,809	37,992,263
Redemption and withdrawals	(2,449,091)	(26,538,036)
Remeasurement of carrying value to redemption value	-	444,799
Class A common stock subject to possible redemption – June 30, 2023	1,090,718	11,899,026
Remeasurement of carrying value to redemption value	-	134,164
Class A common stock subject to possible redemption – September 30, 2023	1,090,718	$12,033,190

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30, 2023		Ended September 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(690,565)	$(430,666)	$(655,249)	$(555,157)
Denominator:
Basic and diluted weighted average shares outstanding	3,803,176	2,371,823	3,949,868	3,346,509

Basic and diluted net loss per share	$(0.18)	$(0.18)	$(0.17)	$(0.17)

	For the Three Months		For the Nine Months
	Ended September 30, 2022		Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$1,906,751	$479,583	$5,782,101	$1,454,302
Denominator:
Basic and diluted weighted average shares outstanding	17,893,462	4,500,528	17,893,462	4,500,528

Basic and diluted net income per share	$0.11	$0.11	$0.32	$0.32

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company has determined that the conversion option of the Convertible Note payable (the “Note”) is a derivative instrument. The Company has elected to recognize the Note, including the conversion option, at fair value as permitted under ASC Topic 815. The Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the consolidated statements of operations in the period of change. The Company recognized an unrealized loss on fair value of debt for the change in the fair value of the Note of $780,653 and $765,292 for the three and nine months ended September 30, 2023, which is included in change in fair value of derivative liabilities on the accompanying consolidated statements of operations. There were gains of $1,397,351 and $2,759,981 for the three and nine months ended September 30, 2022, which is included in change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

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

Recently issued accounting pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of September 30, 2023 and December 31, 2022, the Company had no balance outstanding under the promissory note with the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

The table below provides the balances for the convertible extension notes as of September 30, 2023 and December 31, 2022:

	(At Cost)		(Carrying value)
	Convertible Extension Note	Fair value adjustment	Convertible Extension Note
Balance, January 1, 2022	$-	$-	$-
Proceeds	3,461,944	-	3,461,944
Fair value adjustment	-	(2,424,672)	(2,424,672)
Balance, December 31, 2022	3,461,944	(2,424,672)	1,037,272
Fair value adjustment	-	24,445	24,445
Balance, March 31, 2023	3,461,944	(2,400,227)	1,061,717
Fair value adjustment	-	(39,806)	(39,806)
Balance, June 30, 2023	3,461,944	(2,440,033)	1,021,911
Fair value adjustment	-	780,652	780,652
Balance, September 30, 2023	$3,461,944	$(1,659,381)	$1,802,563

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

The table below provides the notes payable balances as of September 30, 2023 and December 31, 2022:

	2nd Extension Note	3rd Extension Note	Working capital	Total Notes payable
Balance, January 1, 2022	$-	$-	$-	$-
Proceeds	318,582	-		318,582
Balance, December 31, 2022	318,582	-	-	318,582
Proceeds	477,873	-		477,873
Balance, March 31, 2023	796,455	-	-	796,455
Proceeds	159,291	54,536	117,536	331,363
Balance, June 30, 2023	955,746	54,536	117,536	1,127,818
Proceeds	-	81,804	92,803	174,607
Balance, September 30, 2023	$955,746	$136,340	$210,339	$1,302,425

Non-redemption agreements

On May 5, 2023, the Company and the Sponsor entered into a non-redemption agreement (“Non-Redemption Agreement”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 847,883 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the special meeting of the stockholders called by the Company (the “Special Meeting”) to consider and approve an extension of time for the Company to consummate an initial business combination (the “Extension Proposal”) from May 7, 2023 to February 7, 2024 (the “Extension”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 271,323 shares of the Company’s Class A common stock held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Special Meeting. The Company recorded $879,900 related to the non redemption agreements as a contribution from Sponsor and an adjustment to accumulated deficit in the consolidated statement of changes in stockholders’ deficit.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights and Lock-Up Agreement

At or prior to the Closing, Maquia, certain stockholders of Immersed and certain stockholders of Maquia will enter into a Registration Rights and Lock-Up Agreement, pursuant to which, among other things, (a) Maquia will grant the Holders certain registration rights following the Closing of the Business Combination contemplated by the Business Combination Agreement with respect to shares of Post- Combination Company Common Stock, and (b) the Holders will agree to not effect any sale or distribution of any equity securities of Maquia held by any of them until the earliest of (i) the date that is six months from the Closing Date, (ii) the last consecutive trading day where the sale price of the Post-Combination Company Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Closing Date commencing at least 150 days after the date of this Agreement, or (iii) such date on which Maquia completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of the stockholders of Maquia having the right to exchange their shares of Post- Combination Company Common Stock for cash, ecurities or other property; in each case as set forth in the Registration Rights and Lock-Up Agreement.

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

NOTE 6. WARRANTS

At September 30, 2023 and December 31, 2022, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding, respectively.

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

The Company may call the warrants for redemption (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the Public Warrants are exercisable,

•	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

•	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

•	if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

For the private warrants at September 30, 2023 and December 31, 2022, the following assumptions were used to calculate the fair value:

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.60%	3.98%
Expected life	5.35 years	5.35 years
Expected volatility of underlying stock	0%	0%
Dividends	0%	0%

As of September 30, 2023 and December 31, 2022, the derivative liability for all warrants was $567,096 and $323,250, respectively. In addition, for the three and nine months ended September 30, 2023, the Company recorded losses of $120,625 and $243,846, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recorded gains of $630,598 and $4,235,097, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

NOTE 7. STOCKHOLDERS’ DEFICIT

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 3,803,156 and 4,123,552 shares of the Class A Common Stock, including 1,090,718 and 3,539,809, of shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying consolidated balance sheets.

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

In connection with the November 4, 2022 Meeting, stockholders holding 13,769,910 shares of Class A common stock (“Public Shares”) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”). As a result, $143,462,997 (approximately $10.42 per Public Share) was removed from the Trust Account and paid to such holders and approximately $36.9 million remains in the Trust Account after the redemption event. Following redemptions, the Company has 3,539,809 Public Shares outstanding.

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

In connection with the May 5, 2023 Meeting, stockholders holding 2,449,091 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $26,538,036 (approximately $10.84 per Public Share) was removed from the Trust Account and paid to such holders and approximately $11.6 million remains in the Trust Account after the redemption event. Following redemptions, the Company has 1,090,718 Public Shares outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 2,371,813 and 4,500,528 shares of Class B common stock issued and outstanding held by the Sponsor, a consultant and the underwriter. On May 4, 2021, the Company effected a cancellation agreement with the Sponsor, pursuant to which the Company cancelled 1,150,000 founder shares, resulting in the Sponsor holding 4,600,000 founder shares (of which 600,000 of such shares being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the initial stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Shares). The Sponsor also transferred 70,000 Founder Shares to ARC Group Limited in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares. The Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis. In connection with April 21, 2023 Meeting, the Sponsor exchanged 2,128,715 Class B shares for 2,128,715 Class A shares.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$11,972,268	$37,570,177

Liabilities:
Convertible Note payable – Sponsor	3	$1,802,563	$1,037,272
Warrant Liability – Private Placement Warrants	3	$17,512	$11,675
Warrant Liability – Public Warrants	1	$549,584	$311,575

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023 and 2022.

Fair Value
Measurement
Using Level 3
Convertible Note	Inputs Total
Balance, December 31, 2022	$1,037,272
Change in fair value of convertible note	24,445
Balance, March 31, 2023	1,061,717
Change in fair value of convertible note	(39,806)
Balance, June 30, 2023	1,021,911
Change in fair value of convertible note	780,652
Balance, September 30, 2023	$1,802,563

Fair Value
Measurement
Using Level 3
Convertible Note	Inputs Total
Balance, December 31, 2021	$-
Change in fair value of convertible note	-
Balance, March 31, 2022	-
Borrowings	1,730,972
Change in fair value of convertible note	(1,362,630)
Balance, June 30, 2022	368,342
Borrowings	1,730,972
Change in fair value of convertible note	(1,397,340)
Balance, September 30, 2022	$701,974

Fair Value
Measurement
Using Level 3
Private Placement Warrants	Inputs Total
Balance, December 31, 2022	$11,675
Change in fair value of warrants	-
Balance, March 31, 2023	11,675
Change in fair value of warrants	2,919
Balance, June 30, 2023	14,594
Change in fair value of warrants	2,918
Balance, September 30, 2023	$17,512

Fair Value
Measurement
Using Level 3
Private Placement Warrants	Inputs Total
Balance, December 31, 2021	$182,128
Change in fair value of warrants	(125,213)
Balance, March 31, 2022	56,915
Change in fair value of warrants	(27,727)
Balance, June 30, 2022	29,188
Change in fair value of warrants	(20,431)
Balance, September 30, 2022	$8,757

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

As of September 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of September 30, 2023 and December 31, 2022, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2023 and December 31, 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

As of September 30, 2023, the fair value of the convertible note payable is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 5.5% and spread on extrapolatable corporate bonds of 8.9% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $11.81, six-month risk-free yield of 5.5% and volatility of 15.5% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.10 from the convertible units. The assumption for the probably of a business combination is 50%.

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

On October 4, 2023, Maquia, the Company and Merger Sub entered into Amendment No. 1 to the Business Combination Agreement (the “Amended BCA”) to amend the following terms:

•	Outside Date Extension. The Amended BCA, subject the Maquia shareholder approval, extends the date after which either Maquia or Immersed may terminate the Business Combination Agreement from February 7, 2024 to March 7, 2024.

•	Minimum Cash Condition. The Amended BCA adds a closing condition in favor of Immersed pursuant to which the available cash at Closing shall be equal to or greater than $25,000,000; provided, that, if the available cash at Closing is equal to $21,900,000, such condition (unless waived) may be satisfied if Sponsor forfeits and surrenders to the SPAC for cancellation 310,000 shares of SPAC Class A Common Stock; provided, further, that the share cancellation is subject to proportionate reduction to the extent the available cash exceeds $21,900,000 but is less than $25,000,000.

•	Stock Incentive Plan. The Amended BCA adds a provision that the Stock Incentive Plan shall provide for an initial aggregate share reserve thereunder equal to 11.7% of the number of shares of New SPAC Common Stock outstanding on a pre-diluted basis at the Closing.

•	Company Stockholders’ Earnout. The Amended BCA provides that in addition to the consideration to be received pursuant to the Business Combination Agreement, if, on the date that is nine (9) months after the Closing Date, a number equal to at least 65% of the persons that were employees of the Company as of the Closing Date continue to be employees of the Company (the “Earnout Target”), then following the achievement of the Earnout Target, the stockholders of the Company as of immediately prior to the Closing (the “Earnout Recipients”), shall receive and the SPAC shall issue an aggregate of 4,000,000 shares of New SPAC Common Stock (the “Earnout Shares”) which such Earnout Shares shall be allocated among the Earnout Recipients in accordance with, and pursuant to, the Payment Spreadsheet. For the avoidance of doubt, the number of employees of the Company as of the Closing shall mean the greater of: (i) twenty (20) full-time employees, and (ii) the number of full-time employees at Closing.

On October 4, 2023, Maquia, the Company and Merger Sub entered into Amendment No. 1 to the Sponsor Support Combination Agreement) to amend the following terms:

•	to, as of the Effective Time, (i) forfeit and surrender to SPAC for cancellation 1,507,000 shares of Class A Common Stock (such forfeited shares of Class A Common Stock, the “Forfeited Sponsor Shares”) for no consideration and (ii) (a) forfeit and surrender to Maquia for cancellation 291,872 Private Placement Warrants (the “Forfeited/Transferred Sponsor Warrants”) or (b) transfer and assign all of its right, title and interest in the Forfeited/Transferred Sponsor Warrants to the stockholders of Immersed, which shall be allocated to, and among the stockholders of Immersed pursuant to, and in accordance with, the Payment Spreadsheet. If the Forfeited/Transferred Sponsor Warrants are (A) forfeited by Sponsor pursuant to (a) above, the Forfeited Sponsor Shares shall be cancelled and forfeited for no consideration and shall cease to exist and Maquia shall issue 291,872 Private Placement Warrants to the stockholders of Immersed in accordance with the Payment Spreadsheet or (B) transferred by Sponsor pursuant to (b) above;

•	that, should available cash at Closing be equal to $21,900,000, the minimum cash condition (unless waived) under the Business Combination Agreement may be satisfied if the Sponsor shall forfeit and surrender to Maquia for cancellation 310,000 shares of Class A Common Stock; provided, however, that the share cancellation is subject to proportionate reduction to the extent the available cash exceeds of $21,900,000 but is less than $25,000,000;

•	to, in connection with the extension of the Maquia Business Combination Deadline, (i) continue to deposit monthly funding amounts into the Trust Fund in order to extend the Maquia Business Combination Deadline until February 7, 2024, and (ii) from and after February 7, 2024, use commercially reasonable efforts to take any and all actions necessary, including filing a proxy statement, amending the Maquia organizational documents and obtaining the necessary approval from the Maquia Stockholders, to further extend the Maquia Business Combination Deadline after February 7, 2024 until a date mutually agreed in writing between Maquia and Immersed;

•	to amend the Sponsor Promissory Notes executed in connection with the Sponsor Debt such that upon, and subject to, the Closing, (a) an aggregate amount of $500,000 of the outstanding Sponsor Debt under the Sponsor Promissory Notes will be paid in cash to the Sponsor, (b) an aggregate amount of $500,000 of the outstanding Sponsor Debt under the Sponsor Promissory Notes will remain place for a period of 12 months after the Closing Date with an interest rate of 8% per annum, and (c) the remaining amount of the Sponsor Debt under the Sponsor Promissory Notes will be paid in shares of Post-Combination Company Common Stock (valued at the Maquia Redemption Price) at any time within 12 months of Closing;

•	to use commercially reasonable efforts to raise the PIPE Financing, including cooperating with Maquia and Immersed as required and necessary in connection with the PIPE Financing; and

•	to use commercially reasonable efforts to retain funds in the Trust Account and minimize and mitigate the Maquia Redemption Rights, including entering into non-redemption agreements with certain stockholders of Maquia.

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

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to September 30, 2023 was related to our formation, our initial public offering and, since the closing of our initial public offering, a search for an initial business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended September 30, 2023, we had net loss of $1,121,231, which primarily consisted of unrealized losses on fair value of debt of $780,653, general and administrative expenses of $293,713, change in fair value of derivative liabilities of $120,625 and income tax expense of $98,637, partially offset by unrealized gains on investments of $172,397.

For the three months ended September 30, 2022, we had net income of $2,386,334, which primarily consisted of change in fair value of the derivative warrant liabilities of $630,598, unrealized gain on fair value of debt of $1,397,351 and unrealized gain on the Trust assets of $818,333, partially offset by operating expenses of $257,417 and tax expense of $202,531.

For the nine months ended September 30, 2023, we had net loss of $1,210,406, which primarily consisted of change in fair value of the derivative warrant liabilities of $243,846, change in fair value of debt of $765,292, general and administrative expenses of $816,532 and income tax expense of $263,259, partially offset by unrealized gains on investments of $878,523.

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

As indicated in the accompanying consolidated financial statements, at September 30, 2023, we had $2,371 in cash, and a working capital deficiency of $4,111,991.

We presently have no operating revenue. Through September 30, 2023, our liquidity needs were satisfied through receipt of $475,500 held outside of the trust account from the sale of the placement warrants upon the closing of our initial public offering and various loans and advances from our Sponsor as described below. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by our Sponsor or its affiliates (including the loans made to effectuate extensions as described below), our officers and directors, or our company and its affiliates prior to or in connection with an initial business combination may be converted upon consummation of an initial business combination into additional placement units at a price of $10.00 per placement unit. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

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

On November 14, 2022, the Company issued a promissory note in the principal amount of up to $955,748 to the Sponsor as a result of stockholder approval of the Second Extension and the Company’s implementation thereof,  pursuant to which the Sponsor loaned to the Company up to an aggregate of $955,748 (the “Second Extension Funds”) to deposit into the Company’s trust account for each share of the Company’s Class A common stock that was not redeemed in connection with the Second Extension. The outstanding balance under the Second Extension Loan was $955,748 as of September 30, 2023.

On May 22, 2023, the Company issued a promissory note in the aggregate principal amount of up to $245,412 to the Sponsor in connection with the Third Extension, pursuant to which the Sponsor agreed to loan to the Company up to $245,412 to deposit into the Company’s Trust Account for the Public Shares, for each calendar month (commencing on May 7, 2023 and each month thereafter) until February 7, 2024, with each monthly contribution being $27,268 based on 1,090,718 Public Shares outstanding following the approval of the Third Extension. The outstanding balance under the Third Extension Loan was $136,340 as of September 30, 2023.

On May 22, 2023, the Company also issued a promissory note (the “May Working Capital Note”) in the principal amount of $250,000 to the Sponsor to fund the Company’s ongoing working capital needs. The May Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company. The outstanding balance as of September 30, 2023 and December 31, 2022 was $210,339 and $0, respectively

On August 2, 2023, the Company issued a promissory note (the “August Working Capital Note”) in the principal amount of up to $150,000 to the Sponsor to fund the Company’s ongoing working capital needs. The August Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company.

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

Critical Accounting Policies

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, the shares of the Class A common stock subject to possible redemption in the amount of $12,033,190 and $37,247,257 are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of September 30, 2023 and 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income per common share for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weaknesses in internal controls to properly evaluate complex equity transactions and to assure that the accounting for income taxes is accurate and complete, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

Our internal control over financial reporting was not effective to properly evaluate complex equity transactions. This lack of control led to the improper accounting classification of certain Class A common stock subject to redemption we issued in May 2021 as part of our Initial Public Offering which are subject to redemption, which, due to its impact on our financial statements, we determined to be a material weakness in our internal control over financial reporting. As a result of such re-classification, we restated our financial statements as of May 7, 2021 and as of and for the period ended June 30, 2021. In Q3 2023, the Company recorded an adjustment to its income tax liability. This adjustment was due to the lack of controls needed to assure that the accounting for income taxes is accurate and complete. This control deficiency was determined to be a material weakness in our control over financial reporting.

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

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2023	—	—	—	—

August 1 – August 31, 2023	—	—	—	—

September 1 – September 30, 2023	—	$—	—	—

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

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: November 20, 2023	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)