Form 10-Q/A
period 2023-09-30
Maquia Capital Acquisition Corp
filed 2023-11-21
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of November 21, 2023, there were 3,803,156 shares of Class A Common Stock, par value $0.0001 per share, and 2,371,813 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to Maquia Capital Acquisition Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the Securities and Exchange Commission on November 21, 2023 (“Form 10-Q”), is to furnish Exhibit 101/104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101/104 to this Report provides the consolidated and combined financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

Except for the foregoing, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101/104 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

i

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

ii

Item 1. Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current asset
Cash and cash equivalents	$2,371	$67,022
Prepaid expenses	8,075	66,301
Total current assets	10,446	133,323

Investments held in the Trust Account	11,972,268	37,570,177
Total Assets	$11,982,714	$37,703,500

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$647,388	$379,785
Excise tax payable	265,380	—
Income tax payable	104,681	291,112
Notes payable – Sponsor, at cost	1,302,425	318,582
Convertible Note payable – Sponsor at fair value (cost: $3,461,944 at September 30, 2023 and December 31, 2022)	1,802,563	1,037,272
Total current liabilities	4,122,437	2,026,751

Deferred tax liability	—	46,496
Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability - Private Placement Warrants	17,512	11,675
Warrant liability - Public Warrants	549,584	311,575
Total liabilities	9,882,449	7,589,413

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 1,090,718 and 3,539,809 shares at redemption value of $11.03 and $10.52 per share as of September 30, 2023 and December 31, 2022, respectively	12,033,190	37,247,257

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,712,438 and 583,743 issued and outstanding (excluding 1,090,718 and 3,539,809 shares subject to possible redemption, as of September 30, 2023 and December 31, 2022, respectively)	271	58
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,371,813 and 4,500,528 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	237	450
Accumulated deficit	(9,933,433)	(7,133,678)
Total Stockholders’ Deficit	(9,932,925)	(7,133,170)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$11,982,714	$37,703,500

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
General and administrative expenses	$293,713	$257,417	$816,532	$664,481
Total expenses	293,713	257,417	816,532	664,481

Other income (expenses)
Unrealized and realized gain on investment held in Trust Account	172,397	818,333	878,523	1,108,337
Change in fair value of derivative liabilities	(901,278)	2,027,949	(1,009,138)	6,995,078
Total other income	(728,881)	2,846,282	(130,615)	8,103,415
Income (loss) before tax	(1,022,594)	2,588,865	(947,147)	7,438,934
Income tax expense	(98,637)	(202,531)	(263,259)	(202,531)
Net income (loss)	$(1,121,231)	$2,386,334	$(1,210,406)	$7,236,403
Weighted average shares outstanding of Class A Common Stock, basic and diluted	3,803,176	17,893,462	3,949,868	17,893,462
Basic and diluted net income (loss) per share – Class A Common Stock	$(0.18)	$0.11	$(0.17)	$0.32
Weighted average shares outstanding of Class B Common Stock, basic and diluted	2,371,823	4,500,528	3,346,509	4,500,528
Basic and diluted net income (loss) per share - Class B Common Stock	$(0.18)	$0.11	$(0.17)	$0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B
	Common Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2023	583,723	$58	4,500,528	$450	$(7,133,678)	$(7,133,170)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(745,006)	(745,006)
Net income	—	—	—	—	278,260	278,260
Balance March 31, 2023	583,723	58	4,500,528	450	(7,600,424)	(7,599,916)
Conversion of Class B to Class A common stock	2,128,715	213	(2,128,715)	(213)	—	—
Remeasurement of Class A common stock to redemption value	—	—	—	—	(444,799)	(444,799)
Finance cost of shares to be issued under non-redemption agreements					879,900	879,900
Contribution from Sponsor of shares to be issued under non-redemption agreements					(879,900)	(879,900)
Excise tax on redemption of Class A common stock	—	—	—	—	(265,380)	(265,380)
Net loss	—	—	—	—	(367,435)	(367,435)
Balance as of June 30, 2023	2,712,438	271	2,371,813	237	(8,678,038)	(8,677,530)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(134,164)	(134,164)
Net loss	—	—	—	—	(1,121,231)	(1,121,231)
Balance as of September 30, 2023	2,712,438	$271	2,371,813	$237	$(9,933,433)	$(9,932,925)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B
	Common Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2022	583,723	$58	4,500,528	$450	$(9,310,329)	$(9,309,821)
Net income	—	—	—	—	2,743,011	2,743,011
Balance March 31, 2022	583,723	$58	4,500,528	450	(6,567,318)	(6,566,810)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(1,730,972)	(1,730,972)
Net income	—	—	—	—	2,107,058	2,107,058
Balance as of June 30, 2022	583,723	$58	4,500,528	$450	$(6,191,232)	$(6,190,724)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(2,312,169)	(2,312,169)
Net income	—	—	—	—	2,386,334	2,386,334
Balance September 30, 2022	583,723	$58	4,500,528	$450	$(6,117,067)	$(6,116,559)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net (loss) income	$(1,210,406)	$7,236,403
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized and realized gains on investments held in the Trust Account	(878,523)	(1,108,337)
Change in fair value of derivative liabilities	1,009,138	(6,995,067)
Changes in operating assets and liabilities:
Prepaid expenses	58,225	102,125
Income taxes payable	(186,431)	—
Deferred income taxes	(46,496)	—
Accounts payable and accrued expenses	267,605	177,233
Net Cash Used In Operating Activities	(986,888)	(587,643)

Cash Flows From Investing Activities:
Cash deposited into the Trust	(1,035,405)	(3,461,944)
Cash withdrawn from Trust for redemptions	26,538,036	—
Cash withdrawn from Trust for taxes	973,800	361,500
Net Cash Used In Investing Activities	26,476,431	(3,100,444)

Cash Flows From Financing Activities:
Cash paid for redemptions	(26,538,036)	—
Proceeds from Note payable - Sponsor	983,842	3,461,944
Net Cash (Used in) Provided By Investing Activities	(25,554,194)	3,461,944

Net change in cash	(64,651)	(226,143)

Cash at beginning of period	67,022	475,500

Cash at end of period	$2,371	$249,357

Supplemental disclosure of non-cash financing activities:
Excise tax on redemptions of Class A common stock subject to possible redemption	$265,380	$—
Remeasurement of Class A common stock subject to possible redemption	$1,323,969	$581,197
Finance costs of shares to be issued under non-redemption agreements	$879,900	$—

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

	Shares	Dollars
Gross proceeds	17,309,719	$175,693,636
Less:	—
Proceeds allocated to the fair value of warrants	—	(11,760,676)
Class A common stock issuance costs and overallotment costs	—	(3,832,731)
Plus:
Remeasurement of carrying value to redemption value	—	15,593,409
Class A common stock subject to possible redemption - December 31, 2021	17,309,719	175,693,636
Sponsor deposits	—	3,780,526
Redemption and withdrawals	(13,769,910)	(143,462,986)
Remeasurement of carrying value to redemption value	—	5,016,618
Class A common stock subject to possible redemption – December 31, 2022	3,539,809	37,247,257
Remeasurement of carrying value to redemption value	—	745,006
Class A common stock subject to possible redemption – March 31, 2023	3,539,809	37,992,263
Redemption and withdrawals	(2,449,091)	(26,538,036)
Remeasurement of carrying value to redemption value	—	444,799
Class A common stock subject to possible redemption – June 30, 2023	1,090,718	11,899,026
Remeasurement of carrying value to redemption value	—	134,164
Class A common stock subject to possible redemption – September 30, 2023	1,090,718	$12,033,190

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

The table below provides the balances for the convertible extension notes as of September 30, 2023 and December 31, 2022:

			(Carrying
	(At Cost)		value)
	Convertible		Convertible
	Extension	Fair value	Extension
	Note	adjustment	Note
Balance, January 1, 2022	$—	$—	$—
Proceeds	3,461,944	—	3,461,944
Fair value adjustment	—	(2,424,672)	(2,424,672)
Balance, December 31, 2022	3,461,944	(2,424,672)	1,037,272
Fair value adjustment	—	24,445	24,445
Balance, March 31, 2023	3,461,944	(2,400,227)	1,061,717
Fair value adjustment	—	(39,806)	(39,806)
Balance, June 30, 2023	3,461,944	(2,440,033)	1,021,911
Fair value adjustment	—	780,652	780,652
Balance, September 30, 2023	$3,461,944	$(1,659,381)	$1,802,563

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

The table below provides the notes payable balances as of September 30, 2023 and December 31, 2022:

	2nd	3rd
	Extension	Extension	Working	Total Notes
	Note	Note	capital	payable
Balance, January 1, 2022	$—	$—	$—	$—
Proceeds	318,582	—	—	318,582
Balance, December 31, 2022	318,582	—	—	318,582
Proceeds	477,873	—	—	477,873
Balance, March 31, 2023	796,455	—	—	796,455
Proceeds	159,291	54,536	117,536	331,363
Balance, June 30, 2023	955,746	54,536	117,536	1,127,818
Proceeds	—	81,804	92,803	174,607
Balance, September 30, 2023	$955,746	$136,340	$210,339	$1,302,425

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

For the private warrants at September 30, 2023 and December 31, 2022, the following assumptions were used to calculate the fair value:

	September 30,	December 31,
	2023	2022
Risk-free interest rate	4.60%	3.98%
Expected life	5.35 years	5.35 years
Expected volatility of underlying stock	0%	0%
Dividends	0%	0%

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in the Trust Account	1	$11,972,268	$37,570,177

Liabilities:
Convertible Note payable – Sponsor	3	$1,802,563	$1,037,272
Warrant Liability – Private Placement Warrants	3	$17,512	$11,675
Warrant Liability – Public Warrants	1	$549,584	$311,575

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023 and 2022.

Fair Value
Measurement
Using Level 3
Convertible Note	Inputs Total
Balance, December 31, 2022	$1,037,272
Change in fair value of convertible note	24,445
Balance, March 31, 2023	1,061,717
Change in fair value of convertible note	(39,806)
Balance, June 30, 2023	1,021,911
Change in fair value of convertible note	780,652
Balance, September 30, 2023	$1,802,563

Fair Value
Measurement
Using Level 3
Convertible Note	Inputs Total
Balance, December 31, 2021	$—
Change in fair value of convertible note	—
Balance, March 31, 2022	—
Borrowings	1,730,972
Change in fair value of convertible note	(1,362,630)
Balance, June 30, 2022	368,342
Borrowings	1,730,972
Change in fair value of convertible note	(1,397,340)
Balance, September 30, 2022	$701,974

Fair Value
Measurement
Using Level 3
Private Placement Warrants	Inputs Total
Balance, December 31, 2022	$11,675
Change in fair value of warrants	—
Balance, March 31, 2023	11,675
Change in fair value of warrants	2,919
Balance, June 30, 2023	14,594
Change in fair value of warrants	2,918
Balance, September 30, 2023	$17,512

Fair Value
Measurement
Using Level 3
Private Placement Warrants	Inputs Total
Balance, December 31, 2021	$182,128
Change in fair value of warrants	(125,213)
Balance, March 31, 2022	56,915
Change in fair value of warrants	(27,727)
Balance, June 30, 2022	29,188
Change in fair value of warrants	(20,431)
Balance, September 30, 2022	$8,757

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

On October 4, 2023, Maquia, the Company and Merger Sub entered into Amendment No. 1 to the Business Combination Agreement (the “Amended BCA”) to amend the following terms:

●	Outside Date Extension. The Amended BCA, subject the Maquia shareholder approval, extends the date after which either Maquia or Immersed may terminate the Business Combination Agreement from February 7, 2024 to March 7, 2024.
●	Minimum Cash Condition. The Amended BCA adds a closing condition in favor of Immersed pursuant to which the available cash at Closing shall be equal to or greater than $25,000,000; provided, that, if the available cash at Closing is equal to $21,900,000, such condition (unless waived) may be satisfied if Sponsor forfeits and surrenders to the SPAC for cancellation 310,000 shares of SPAC Class A Common Stock; provided, further, that the share cancellation is subject to proportionate reduction to the extent the available cash exceeds $21,900,000 but is less than $25,000,000.
●	Stock Incentive Plan. The Amended BCA adds a provision that the Stock Incentive Plan shall provide for an initial aggregate share reserve thereunder equal to 11.7% of the number of shares of New SPAC Common Stock outstanding on a pre-diluted basis at the Closing.
●	Company Stockholders’ Earnout. The Amended BCA provides that in addition to the consideration to be received pursuant to the Business Combination Agreement, if, on the date that is nine (9) months after the Closing Date, a number equal to at least 65% of the persons that were employees of the Company as of the Closing Date continue to be employees of the Company (the “Earnout Target”), then following the achievement of the Earnout Target, the stockholders of the Company as of immediately prior to the Closing (the “Earnout Recipients”), shall receive and the SPAC shall issue an aggregate of 4,000,000 shares of New SPAC Common Stock (the “Earnout Shares”) which such Earnout Shares shall be allocated among the Earnout Recipients in accordance with, and pursuant to, the Payment Spreadsheet. For the avoidance of doubt, the number of employees of the Company as of the Closing shall mean the greater of: (i) twenty (20) full-time employees, and (ii) the number of full-time employees at Closing.

On October 4, 2023, Maquia, the Company and Merger Sub entered into Amendment No. 1 to the Sponsor Support Combination Agreement) to amend the following terms:

●	to, as of the Effective Time, (i) forfeit and surrender to SPAC for cancellation 1,507,000 shares of Class A Common Stock (such forfeited shares of Class A Common Stock, the “Forfeited Sponsor Shares”) for no consideration and (ii) (a) forfeit and surrender to Maquia for cancellation 291,872 Private Placement Warrants (the “Forfeited/Transferred Sponsor Warrants”) or (b) transfer and assign all of its right, title and interest in the Forfeited/Transferred Sponsor Warrants to the stockholders of Immersed, which shall be allocated to, and among the stockholders of Immersed pursuant to, and in accordance with, the Payment Spreadsheet. If the Forfeited/Transferred Sponsor Warrants are (A) forfeited by Sponsor pursuant to (a) above, the Forfeited Sponsor Shares shall be cancelled and forfeited for no consideration and shall cease to exist and Maquia shall issue 291,872 Private Placement Warrants to the stockholders of Immersed in accordance with the Payment Spreadsheet or (B) transferred by Sponsor pursuant to (b) above;
●	that, should available cash at Closing be equal to $21,900,000, the minimum cash condition (unless waived) under the Business Combination Agreement may be satisfied if the Sponsor shall forfeit and surrender to Maquia for cancellation 310,000 shares of Class A Common Stock; provided, however, that the share cancellation is subject to proportionate reduction to the extent the available cash exceeds of $21,900,000 but is less than $25,000,000;
●	to, in connection with the extension of the Maquia Business Combination Deadline, (i) continue to deposit monthly funding amounts into the Trust Fund in order to extend the Maquia Business Combination Deadline until February 7, 2024, and (ii) from and after February 7, 2024, use commercially reasonable efforts to take any and all actions necessary, including filing a proxy statement, amending the Maquia organizational documents and obtaining the necessary approval from the Maquia Stockholders, to further extend the Maquia Business Combination Deadline after February 7, 2024 until a date mutually agreed in writing between Maquia and Immersed;

●	to amend the Sponsor Promissory Notes executed in connection with the Sponsor Debt such that upon, and subject to, the Closing, (a) an aggregate amount of $500,000 of the outstanding Sponsor Debt under the Sponsor Promissory Notes will be paid in cash to the Sponsor, (b) an aggregate amount of $500,000 of the outstanding Sponsor Debt under the Sponsor Promissory Notes will remain place for a period of 12 months after the Closing Date with an interest rate of 8% per annum, and (c) the remaining amount of the Sponsor Debt under the Sponsor Promissory Notes will be paid in shares of Post-Combination Company Common Stock (valued at the Maquia Redemption Price) at any time within 12 months of Closing;
●	to use commercially reasonable efforts to raise the PIPE Financing, including cooperating with Maquia and Immersed as required and necessary in connection with the PIPE Financing; and
●	to use commercially reasonable efforts to retain funds in the Trust Account and minimize and mitigate the Maquia Redemption Rights, including entering into non-redemption agreements with certain stockholders of Maquia.

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

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2023:

(d)
Maximum
			(c) Total	number (or
			number of	approximate
			shares (or	dollar value)
			units)	of shares (or
			purchased as	units) that
	(a) Total		part of	may yet be
	number of	(b) Average	publicly	purchased
	shares (or	price paid	announced	under the
	units)	per share (or	plans or	plans or
Period	purchased	unit)	programs	programs
July 1 – July 31, 2023	—	—	—	—

August 1 – August 31, 2023	—	—	—	—

September 1 – September 30, 2023	—	$—	—	—

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

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: November 21, 2023	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2023	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)