Form 10-K
period 2023-12-31
Maquia Capital Acquisition Corp
filed 2024-04-16
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on December 31, 2023, as reported on the Nasdaq Capital Market was $12,434,185.

As of December 31, 2023, there were 3,803,176 shares of Class A common stock, par value $0.0001 per share, and 2,371,813 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding. Due to redemptions as of February 29, 2024, there were 3,709,774 shares of Class A common stock, par value $0.0001 per share, and 2,371,813 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions, or strategies regarding the future, including with respect to our proposed business combination with Immersed Inc. (“Immersed”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or
●	our financial performance.
●	our expectations around the performance of Immersed or any other prospective target business or businesses;
●	the trust account not being subject to claims of third parties;
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC, including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that Maquia will file with the SEC relating to the proposed business combination with Immersed, Inc.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Amended and Restated Certificate of Incorporation” are to the amended and restated certificate of incorporation in effect upon completion of our initial public offering (as defined below), as amended and corrected;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);
●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Business Combination Agreement” or “BCA” means the transactions contemplated by the Business Combination Agreement, as amended, entered into on August 8, 2023 between Maquia and Immersed, Inc.
●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;
●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;
●	“Combination Period” is the period, from the closing of the initial public offering to August 7, 2024 (or such earlier date as determined by the board of directors) as extended by the Extension Amendment (as defined below), unless further extended pursuant to our amended and restated certificate of incorporation, that the Company has to consummate an initial business combination;
●	“Contribution” are to the loan the Sponsor gave us of an aggregate of $0.045 for each public share that is not redeemed in connection with the Extension Amendment for each calendar month (commencing on May 7, 2023 and on the 7th day of each subsequent month) until February 7, 2024 that is needed to complete an initial business combination;
●	“common stock” are to the Class A common stock and the Class B common stock;
●	“Company,” “our Company,” “we” or “us” are to Maquia Capital Acquisition Corporation, a Delaware corporation;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension Amendment” or “Extension Amendments” are to the amendments to the amended and restated certificate of incorporation adopted at the special meetings of shareholders (as defined below) to extend the date by which we must consummate our initial business combination which currently is to August 7, 2024 or such earlier date as determined by our board of directors;

●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“First Extension Note” are to the promissory note issued on May 3, 2022, and as amended on August 4, 2022, to our sponsor in the principal amount of up to $3,461,944 in connection with the Initial Extensions (as defined below);
●	“founder shares” are to the (i) representatives shares (as defined below) and (ii) the shares of Class B common stock initially purchased by our Sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“Immersed” means Immersed Inc., a Delaware corporation.
●	“Initial Extensions” are to the extensions of the period of time to consummate a business combination from (i) May 7, 2022 to August 7, 2022 and (i) August 7, 2022 to November 7, 2022, pursuant to the right to extensions up to two times, each by an additional three months, without submitting such proposed extensions to our stockholders for approval or offering our public stockholders redemption rights in connection therewith under our amended and restated certificate of incorporation. Subsequent Extensions which have been approved by our shareholders at special meetings currently extend the date by which we must complete our business combination to August 7, 2024 or such earlier date as determined by our board of directors;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on May 7, 2021;
●	“initial stockholders” are to holders of our founder shares (including the holders of the representative shares) prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm; “Maquia” means Maquia Capital Acquisition Corporation, a Delaware corporation. “Merger Sub” means Maquia Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Maquia.
●	“Nasdaq” are to the Nasdaq Capital Market;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“placement units” are to the units (as defined below) issued to our Sponsor in the private placement;
●	“placement warrants” are to the redeemable warrants sold as part of the placement units (whether they were subscribed for in our initial public offering or purchased in the open market);
●	“private placement” are to the private placement of units that occurred simultaneously with the closing of our initial public offering;
●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;
●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);
●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on February 16, 2021, as amended, and declared effective on May 4, 2021 (File No. 333-253167);
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;
●	“representative” are to EF Hutton, (formerly Kingswood Capital Markets), division of Benchmark Investments, Inc., the representative of the underwriters in our initial public offering;
●	“representative shares” are to the 160,000 shares of our Class B common stock issued and up to 13,098 shares of our Class B common stock issued upon the partial exercise of the underwriters’ over-allotment option to the representative and its designees in connection with our initial public offering;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Second Extension Note” are to the promissory note issued to our Sponsor in the principal amount of up to $955,748 in connection with the Contribution;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“Special Meeting” are to the special meeting in lieu of the 2022 annual meeting of stockholders of the Company that was held on November 4, 2022 and thereafter referred to as “special meetings” for the purpose of extending the dates by which the Business Combination must be consummated;
●	“Sponsor” or “sponsor” are to Maquia Investments North America, LLC, a Delaware limited liability company;
●	“trust account” are to the U.S.-based trust account in which an amount of $162,400,000 from the net proceeds of the sale of the units in the initial public offering and placement units was placed following the closing of the initial public offering;
●	“underwriters” are to the underwriters of our initial public offering, for which the representative acted as representative;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants sold as part of the placement units issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated in December 2020 as a Delaware corporation for the purpose of effecting our initial business combination. Maquia was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. Although Maquia is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, Maquia initially focused its attention on companies in the technology-focused middle market and emerging growth companies located in North America.

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

Simultaneously with the closing of the IPO, Maquia consummated a private sale of 551,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $5,837,430. The Private Placement Units are identical to the Maquia Units in the IPO, except as otherwise disclosed in the IPO prospectus.

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

On May 10, 2021, the underwriters exercised their over-allotment option in part, and the closing of the issuance and sale of the additional 1,309,719 units (the “over-allotment units”) occurred on May 12, 2021, generating gross proceeds of $13,097,190. In connection with the closing of the purchase of the over- allotment units, the Company sold an additional 32,743 placement units to the Sponsor at a price of $10.00 per placement unit, generating an additional $327,430 of gross proceeds.

On May 12, 2021, Maquia issued 13,098 additional shares of Maquia Class B Common Stock to the underwriter for services rendered and recorded $99,021 which is recorded as a stock issuance cost.

Business Combination Agreement

On August 8, 2023, Maquia executed the Business Combination Agreement with Immersed. On October 4, 2023, Maquia, Immersed and Merger Sub entered into Amendment No. 1 to the Business Combination Agreement. On January 8, 2024, the parties entered into Amendment No. 2 to the Business Combination Agreement. On April 5, 2024 the parties entered into Amendment No. 3 to the Business Combination Agreement extending the closing date for the BCA to May 7, 2024. See below “The Business Combination Agreement –Immersed.”

It is the job of our Sponsor and management team to complete our initial business combination. Our management team is led by Jeff Ransdell, our Chief Executive Officer, Guillermo Eduardo Cruz our Chief Operating Officer, Maggie Vo, our Chief Investment Officer and Jeronimo Peralta, our Chief Financial Officer. We must complete our initial business combination during the Combination Period, which ends August 7, 2024. If our initial business combination is not consummated during the Combination Period, we can either extend, or our existence can be terminated, and we will distribute all amounts in the trust account.

Business Strategy

While we may pursue an initial business combination target in any industry or geographic location, in the event we do not close the BCA with Immersed, we will continue to focus our search on middle market and emerging growth technology-focused companies in North America in industries that benefit from continuously evolving technology and the resulting shift in consumer and business purchase behavior. Most of these companies will ultimately need to consolidate to achieve the scale necessary to attain high revenue growth and attractive profitability. We believe that acquiring a leading high-growth technology company will provide a platform to fund consolidation and fuel growth for our company. Segments we are exploring and might continue to explore include, but are not limited to, technology enabled medical devices, horizontal and vertical SaaS, SaaS business-to-business, agriculture technology, genomics, peer-to-peer lending, insurance and payments. There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize North America as the geographical focus.

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

Industry Opportunity

While we may acquire a business in any industry, our focus (in the event our current transaction with Immersed, Inc. does not close)has been and will continue to be in the Marketplace & Platforms, Fintech & Financial Services or SaaS & Technology. We believe that our target industries are attractive for a number of reasons:

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

●	Target Size: We target businesses of total enterprise value from approximately $200 million to $1 billion in North American companies in the SaaS & Tech, Fintech & Financial Services and Marketplace & Platforms industries.
●	Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.
●	Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We are focused on one or more businesses that have predictable, recurring revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.
●	Strong and Experienced Management. We seek companies that have strong, experienced management teams in place, or are a platform to assemble an effective management team with a track record of driving growth and profitability. We have spent and will continue to spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.
●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.
●	Defensible Market Position. We intend to acquire one or more businesses that have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors.

These criteria are not exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.

Pending the consummation of the Closing with Immersed, which remains subject to pre-closing conditions and shareholder approval, all pursuit of an initial business combination target with other entities has been suspended.

Initial Business Combination-Generally

In the event the Business Combination Agreement with Immersed does not close on May 7, 2024, the current closing date, Maquia will have until August 7, 2024, as the outside date(unless further extended) to close a business combination. Under such circumstances we shall continue to follow the following guidelines. Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We initially anticipated structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

As noted below, on August 8, 2023, our board of directors approved a business combination agreement with Immersed. We will have until May 7, 2024, to consummate an initial business combination with Immersed, and should that fail to close our outside date to close on a business combination is August 7, 2024.

Sourcing of Potential Initial Business Combination Targets

Certain members of our management team have spent significant portions of their careers working with businesses in the technology industry and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience with technology-related companies and bring additional relationships that further broaden our industry network.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

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

Financial Position

The funds available for an initial business combination in the amount of $11,957,157 as of December 31, 2023, after payment of $5,192,916 of deferred underwriting fees, taxes and before fees and expenses associated with our initial business combination (other than deferred underwriting fees). Due to additional redemptions of 93,402 Class A common stockholders redeemed in connection with the February 5, 2024 special meeting, as of February 29, 2024, there were $10,815,892 funds available for an initial business combination.

As such, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination, including the pending acquisition with Immersed. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

Sources of Target Businesses

Target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources have also introduced and may continue to introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we have received and expect to continue to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We entered into an administrative support agreement with ARC Group Ltd., our financial advisor, pursuant to which we agreed to pay up to $10,000 per month for office space, utilities and secretarial and administrative support. However, since our initial public offering, no services have been provided, and we have not made any payments under such an administrative support agreement. Instead, we reimburse our affiliates for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our Sponsor, officers, or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Currently, all efforts to pursue additional targets have been suspended pending on the closing of the business combination with Immersed.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination with Immersed has been determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses, or a valuation based on the financial metrics of M&A transactions of comparable businesses. Should the Immersed Business Combination Agreement not close, and if our board of directors is not able to independently determine the fair market value of any subsequent initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management virtually has unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Should the Business Combination Agreement with Immersed not close, the time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

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

Extensions of Business Combination Period and Amendment to Our Certificate of Incorporation

Following the closing of the IPO, $173.1 million of the net proceeds of the sale of the Maquia Units and the additional proceeds from the Private Placement Units were placed in the Trust Account. Except for a portion of the interest earned on the funds held in the Trust Account that may be released to Maquia to pay taxes, the funds held in the Trust Account may not be released from the Trust Account until the earlier of the completion of Maquia’s initial business combination and the redemption of 100% of its Public Shares if Maquia is unable to consummate a business combination by the deadline (unless such date is further extended in accordance with the existing governing documents) or obtain the approval of Maquia’s stockholders to extend the deadline for Maquia to consummate an initial business combination.

According to our amended and restated certificate of incorporation filed at the time of the IPO, we were required to complete our initial business combination by May 7, 2022, subject to the right to extend the period of time to consummate a business combination up to two times, each by an additional three months, without submitting such proposed extensions to our stockholders for approval or offering our Public Stockholders redemption rights in connection therewith. Pursuant to the terms of our amended and restated certificate of incorporation and the Trust Agreement, in order to extend the time available for us to consummate our initial business combination, our Sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, were required to deposit into the trust account $1,789,347, ($0.10 per share) on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $3,578,694, or $0.20 per share if we were to extend for the full six months). Any such Sponsor payments would be made in the form of a loan, with any such loans being non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

On May 4, 2022, we issued a press release announcing that the sponsor had requested that we extend the deadline for consummating a business combination from May 7, 2022, to August 7, 2022 and that the sponsor had notified us that it intended to deposit an aggregate of $1,730,972 into the trust account on or before May 7, 2022. On May 3, 2022, the Company issued the First Extension Note, a promissory note in the principal amount of $1,730,972 to the sponsor in connection with Initial Extensions. On August 4, 2022, the First Extension Note was amended and restated solely to increase the principal amount thereunder to $3,461,944 in connection with the further extension of the deadline for consummating a business combination from August 7, 2022, to November 7,2022.

On November 3, 2022, we issued a press release announcing that the Sponsor had requested that we extend the deadline for consummating a business combination from November 7, 2022, to May 7, 2023 and that the Sponsor had notified us that it intended to do monthly deposits of $159,291 into the trust account starting on or before November 7, 2022. On November 14, 2022, the Company issued a promissory note to the Sponsor in the principal amount of $955,748. in connection with these initial extensions.

On November 4, 2022, at the Special Meeting, our stockholders approved the Extension Amendment by which we amended our amended and restated certificate of incorporation to extend the end of the Combination Period from November 7, 2022, to May 7, 2023. In connection with the approval of the Extension Amendment, our sponsor agreed to contribute to us the Contribution, with each such Contribution to be deposited into the trust account within five business days from the beginning of such calendar month (or portion thereof). Based on the outstanding 3,539,809 public shares following the redemption of 13,769,910 public shares in connection with the Special Meeting, each monthly Contribution will be $159,291. On November 14, 2022, we issued the Second Extension Note, a promissory note in the principal amount of up to $955,748 to the sponsor. As of December 31, 2023, an aggregate of $955,748 had been deposited into the trust account to support the extension through May 7, 2023.

On May 5, 2023, we held a special meeting of stockholders, at which our stockholders approved, among other things, an amendment to the amended and restated certificate of incorporation which extended the date by which we had to consummate a business combination from May 7, 2023, to February 7, 2024 (or such earlier date as determined by the board) (the “Third Extension”). Based on the outstanding 1,090,718 public shares following the redemption of 2,449,091 public shares in connection with the special meeting, each monthly Contribution will be $27,268. On May 22, 2023, we issued two more promissory notes, one for $245,412 and the other one for $250,000 to the Sponsor. On August 2, 2023, we issue an additional promissory note for $150,000 to the Sponsor. As of December 31, 2023, all outstanding loans to sponsor, at cost, totaled $5,102,453

On May 5, 2023, the Company and the Sponsor entered into a non-redemption agreement (“Non-Redemption Agreement”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 847,883 shares of the Class A Common Stock sold in the IPO (“Non- Redeemed Shares”) in connection with the Special Meeting. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor agreed to transfer to such third party or third parties an aggregate of 271,323 shares of Class A Common Stock held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Special Meeting.

On February 5, 2024, Maquia held a special meeting of stockholders. At the special meeting, the Company’s stockholders approved a third amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial business combination from February 7, 2024, to August 7, 2024 (or such earlier date as determined by the Board) (the “Fourth Extension”). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on Feb 7, 2024. In anticipation of the special meeting, the Company and the Sponsor entered into a non-redemption agreement with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 538,093 Class A Common Stock sold in the IPO (“Non- Redeemed Shares”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such Third Parties 2.5% per month of the Non-Redeemed Shares up to a maximum of 6 months (depending upon the month the initial business combination is consummated), of the Company’s Class A common stock held by such Third Parties, immediately following the consummation of an initial business combination, if the Third Parties continue to hold such Non-Redeemed Shares through the Special Meeting.

The February 5, 2024 Special Meeting also resulted in additional redemptions by public shareholders of 93,402 shares of Class A Common Stock reducing the amount in the Trust Account by $1,012,944 available for an initial business combination.

The Business Combination Agreement –Immersed

As previously announced on form 8-K, on August 8, 2023, following the unanimous approval of the board of directors of Maquia (the “Maquia Board”), Maquia entered into a business combination agreement with its direct wholly-owned subsidiary formed under the laws of Delaware Maquia Merger Sub, Inc. (“Merger Sub”), and Immersed Inc., a Delaware corporation (“Immersed”), pursuant to which Maquia and Immersed agreed to combine (as the same has been or may be amended or supplemented from time to time, the “Business Combination Agreement”). It is anticipated that following the consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”) the existing holders of Class A common stock of Maquia (“Maquia Class A Common Stock”) and Class B common stock of Maquia (“Maquia Class B Common Stock”) will collectively own approximately 28.1% of the common equity of the surviving company.

Pursuant to the Business Combination Agreement, on the date (the “Closing Date”) of the closing (the “Closing”) of the Business Combination, Merger Sub will be merged with and into Immersed (the “Merger”), with Immersed surviving the Merger as a wholly owned direct subsidiary of Maquia. Pursuant to the Merger, a number of shares of common stock of Maquia (“Post-Combination Company Common Stock”) equal to $150,000,000 divided by the price per share payable to the Public Stockholders who properly exercise their redemption rights in connection with the vote by the Public Stockholders to consider the Business Combination shall be issued to holders of Immersed Common Stock and Immersed Preferred Stock or allocated to holders of certain of Immersed’s options for issuance upon exercise thereof (the “Maquia Redemption Price”). All of Immersed’s options that are outstanding immediately prior to the Closing shall convert into options exercisable for Post-Combination Company Common Stock.

On September 12, 2023, Immersed advised Maquia that, upon consideration, it determined that the amount of cash it expected to receive from the Business Combination at Closing was insufficient for the post- combination company’s working capital needs and that, additionally, it had re-assessed the potential dilutive impact of the Business Combination on its shareholders. Rather than seek mutual termination or enforcement of the Business Combination Agreement, Maquia and Immersed decided to re-negotiate certain terms of the Business Combination Agreement.

Based on such negotiations between the parties, on October 4, 2023, the parties entered into Amendment No. 1 to the Business Combination Agreement to, among other things, extend the Outside Date to March 7, 2024, and add a $25,000,000 minimum cash condition; provided, that, if the available cash at Closing is equal to $21,900,000, such condition (unless waived) may be satisfied if the Sponsor forfeits and surrenders to Maquia for cancellation 310,000 shares of Maquia Class A Common Stock; and provided, further, that the share cancellation is subject to proportionate reduction to the extent the available cash exceeds $21,900,000 but is less than $25,000,000. In addition, the parties entered into an amendment to the Sponsor Support Agreement pursuant to which in lieu of an earnout, the Sponsor agreed to, among other things,

(i)	forfeit and surrender to Maquia for cancellation 1,507,000 shares of Maquia Class A Common Stock and
(ii)	either forfeit and surrender 291,872 Private Placement Warrants to Maquia or transfer such Private Placement Warrants to Immersed’s stockholders in accordance with the terms of the amendment.

Amendment No. 1 to the Business Combination Agreement also required, if, nine months after the Closing Date, at least 65% of the persons that were employees of Immersed as of the Closing Date continue to be employees of Immersed (the “Earnout Target”), then following the achievement of the Earnout Target, the Immersed stockholders as of immediately prior to the Closing (the “Earnout Recipients”), will receive and Maquia will issue an aggregate of 4,000,000 shares of Post-Combination Company Common Stock (the “Earnout Shares”) which such Earnout Shares will be allocated among the Earnout Recipients.

The Business Combination Agreement also provided that, unless the Closing has occurred or the Business Combination Agreement has otherwise been terminated, (i) prior to February 7, 2024, Maquia will make, or cause Maquia’s Sponsor, Maquia Investments North America, LLC (the “Sponsor”) to make, the deposits into the Trust Account necessary to extend the deadline by which Maquia must complete its initial business combination (the “Maquia Business Combination Deadline”) to February 7, 2024 as set forth in the proxy statement filed by Maquia on May 5, 2023 and Maquia’s organizational documents and (ii) from and after February 7, 2024, Maquia will use commercially reasonable efforts to take any and all actions necessary, including filing a proxy statement, amending Maquia’s organizational documents and obtaining the necessary approval from Maquia’s stockholders, to further extend the Maquia Business Combination Deadline after February 7, 2024 until a date mutually agreed in writing between Maquia and Immersed.

On January 8, 2024, the parties entered into Amendment No. 2 to the Business Combination Agreement for the purpose of extending the Outside Date for closing for Immersed to April 7, 2024.

On April 5, 2024, Amendment No. 3 to the Business Combination Agreement extended the Outside Date for closing to May 7, 2024, and increased the Company’s financial precondition for closing the Business Combination Agreement from $21.9 million to $23.4 million.

Immersed, Inc.

Immersed is one of the leading providers of enterprise AR/VR productivity solutions that is building artificial intelligence (“AI”) productivity solutions to digitally transform the working environment to enhance worker and company efficiency. Founded in 2017 and headquartered in Austin, Texas, Immersed has developed some of the leading spatial computing software optimized for enterprise, that allows users to work full-time with their team in virtual AR/VR offices. Immersed is also developing purpose-built spatial computing hardware that bridges the physical world to the virtual world (the “Visor”), that Immersed intends to develop with a major AR/VR manufacturing company) and an AI assistant trained for enterprise office productivity using a multi-modal Large Language Model (“LLM”) named “Curator” that is expected to considerably increase worker productivity. With our innovative spatial computing software and AI-driven solutions, we believe Immersed is well positioned to help organizations adapt to the changing dynamics of the workforce and equip employees with the skills and capabilities needed for the jobs of the future. For more information about Immersed, see the sections in the S4/A filed January 29, 2024, entitled “Information About Immersed” and “Immersed Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Stockholder Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Maquia, Immersed and certain stockholders of Immersed, collectively holding approximately 71.08% of the total number of outstanding shares of Immersed common stock and preferred stock (on an as converted to common basis) entered into a Stockholder Support Agreement pursuant to which, among other things, the Immersed stockholders party thereto agreed to vote their shares of Immersed common stock and Immersed preferred stock in favor of the Business Combination Agreement, the Merger and the Business Combination.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Maquia, Immersed, and the Sponsor and the directors and officers of Maquia entered into a Sponsor Support Agreement, pursuant to which, among other things, the Sponsor Parties agreed to (i) vote their shares of Maquia Common Stock in favor of the Business Combination Agreement and the Business Combination and to not effect any sale or distribution of any equity securities of Immersed held by any of them until the Closing Date or the earlier termination of the Business Combination Agreement; (ii) waive any anti-dilution provisions for the Class B Common Stock as set forth in the Maquia organizational documents; and (iii) without the receipt of additional consideration, waive their redemption rights in connection with the Business Combination.

In addition, in accordance with Amendment No.1 to Sponsor Support Agreement the Sponsor agreed:

●	to, as of the Effective Time (i) forfeit and surrender to SPAC for cancellation 1,507,000 shares of Class A Common Stock (such forfeited shares of Class A Common Stock, the “Forfeited Sponsor Shares”) for no consideration and (ii) (a) forfeit and surrender to Maquia for cancellation 291,872 Private Placement Warrants (the “Forfeited/Transferred Sponsor Warrants”) or (b) transfer and assign all of its right, title and interest in the Forfeited/Transferred Sponsor Warrants to the stockholders of Immersed, which shall be allocated to, and among the stockholders of Immersed pursuant to, and in accordance with, the Payment Spreadsheet. If the Forfeited/Transferred Sponsor Warrants are (A) forfeited by Sponsor pursuant to (a) above, the Forfeited Sponsor Shares shall be cancelled and forfeited for no consideration and shall cease to exist and Maquia shall issue 291,872 Private Placement Warrants to the stockholders of Immersed in accordance with the Payment Spreadsheet or (B) transferred by Sponsor pursuant to (b) above;
●	that, should available cash at Closing be equal to $21,900,000, the minimum cash condition (unless waived) under the Business Combination Agreement may be satisfied if the Sponsor shall forfeit and surrender to Maquia for cancellation 310,000 shares of Class A Common Stock; provided, however, that the share cancellation is subject to proportionate reduction to the extent the available cash exceeds of $21,900,000 but is less than $25,000,000;
●	to, in connection with the extension of the Maquia Business Combination Deadline, (i) continue to deposit monthly funding amounts into the Trust Fund in order to extend the Maquia Business Combination Deadline until February 7, 2024, and (ii) from and after February 7, 2024, use commercially reasonable efforts to take any and all actions necessary, including filing a proxy statement, amending the Maquia organizational documents and obtaining the necessary approval from the Maquia Stockholders, to further extend the Maquia Business Combination Deadline after February 7, 2024 until a date mutually agreed in writing between Maquia and Immersed;

●	to amend the Sponsor Promissory Notes executed in connection with the Sponsor Debt such that upon, and subject to, the Closing, (a) an aggregate amount of $500,000 of the outstanding Sponsor Debt under the Sponsor Promissory Notes will be paid in cash to the Sponsor, (b) an aggregate amount of $500,000 of the outstanding Sponsor Debt under the Sponsor Promissory Notes will remain place for a period of 12 months after the Closing Date with an interest rate of 8% per annum, and (c) the remaining amount of the Sponsor Debt under the Sponsor Promissory Notes will be paid in shares of Post-Combination Company Common Stock (valued at the Maquia Redemption Price) at any time within 12 months of Closing;
●	to use commercially reasonable efforts to raise the PIPE Financing, including cooperating with Maquia and Immersed as required and necessary in connection with the PIPE Financing; and
●	to use commercially reasonable efforts to retain funds in the Trust Account and minimize and mitigate the Maquia Redemption Rights, including entering into non-redemption agreements with certain stockholders of Maquia.

Registration Rights and Lock-Up Agreement

At or prior to the Closing, Maquia, certain stockholders of Immersed and certain stockholders of Maquia will enter into a Registration Rights and Lock-Up Agreement, pursuant to which, among other things, (a) Maquia will grant the Holders certain registration rights following the Closing of the Business Combination contemplated by the Business Combination Agreement with respect to shares of Post-Combination Company Common Stock, and (b) the Holders will agree to not effect any sale or distribution of any equity securities of Maquia held by any of them until the earliest of (i) the date that is six months from the Closing Date, (ii) the last consecutive trading day where the sale price of the Post-Combination Company Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Closing Date commencing at least 150 days after the date of this Agreement, or (iii) such date on which Maquia completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of the stockholders of Maquia having the right to exchange their shares of Post-Combination Company Common Stock for cash, securities or other property; in each case as set forth in the Registration Rights and Lock-Up Agreement.

The Maquia Board’s Reasons for the Approval of the Business Combination

The Maquia Board considered a number of factors pertaining to the Business Combination as generally supporting its decision to enter into the Business Combination Agreement and the transactions contemplated thereby, including but not limited to, the following material factors discussed below. In light of the number and wide variety of factors considered in connection with its evaluation of the Business Combination, the Board did not consider it practicable, and did not attempt, to quantify or otherwise assign relative weight to the specific factors that it considered in reaching its determination and supporting its decision. The Maquia Board viewed its decision as being based on all of the information available and the factors presented to and considered by it. In addition, individual directors may have given different weight to different factors. This explanation of Maquia’s reasons for the Business Combination and all other information presented in this section is forward-looking in nature and, therefore, should be read in light of the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements and Risk Factor Summary”:

●	Innovation. Immersed is a leading provider of enterprise artificial intelligence (“AI”) productivity solutions that digitally transform the working environment to enhance worker and company efficiency. Founded in 2017 and headquartered in Austin, Texas, Immersed has developed some of the leading spatial computing software optimized for enterprise, that allows users to work full-time with their team in virtual AR/VR offices. Immersed is also developing purpose-built spatial computing hardware that bridges the physical world to the virtual world (the “Visor”), that Immersed intends to develop with a major AR/VR manufacturing company) and an AI assistant trained for enterprise office productivity using a multi-modal Large Language Model (“LLM”) named “Curator” that is expected to considerably increase worker productivity. With our innovative spatial computing software and AI-driven solutions, we believe Immersed is well positioned to help organizations adapt to the changing dynamics of the workforce and equip employees with the skills and capabilities needed for the jobs of the future.
●	Revenue Streams. Immersed’s focus on enterprise monetization consists of three revenue streams that correspond to its three solutions. The second revenue stream will be from Immersed’s sales of “Visor”, which we plan to develop in partnership with an AR/VR giant and then sell at scale to enterprise customers. This will complement our revenue stream from our spatial computing software. Visor will provide a seamless and comfortable user experience, optimized specifically for enterprise work-related tasks. By combining hardware and software expertise, Immersed will deliver a vertically integrated solution that should transform the way employees work, increasing collaboration and driving productivity. The third revenue stream will be from monetizing “Curator” and charged per user, which will complement the hardware and software solutions both from Immersed’s own vertically integrated solutions and third-party hardware.
●	Market Size. The demand for augmented and virtual reality (XR) is growing, not just in the entertainment landscape but in the enterprise space as well. By 2026 or 2027, experts at Mordor Intelligence in their 2022 study available on mordorintelligence.com predicted that the XR market was growing at a breakneck speed, with a healthy CAGR of 57.91%. The growing demand for immersive and collaborative technologies is fueling the adoption of Immersed’s solutions. Market research indicates that the global enterprise collaboration market was valued at $47.2 billion in 2021 and is expected to surpass $85.8 billion by the end of 2026, driven by the need for seamless remote collaboration, enhanced productivity, and improved communication across geographically dispersed teams. Immersed is poised to capture a significant share of this market by offering cutting-edge solutions that enable organizations to unlock the full potential of their workforce.
●	Customers. Immersed has had over 730,000 unique users to date. However, Immersed’s success can be represented by the number of hours that their users spend working in our application. Their users have spent 20 million minutes working in Immersed just this past quarter alone.
●	Growth. Key growth strategies lie in fostering strategic partnerships with enterprise partners.
●	Sales and Marketing. Advancing its sales and marketing endeavors with a strategic approach. By establishing strategic partnerships with key enterprise players, they aim to expand their market presence and capitalize on hardware development and channel sales opportunities.
●	Research & Development. Research and development activities have primarily been focused on enhancing our spatial computing software, starting to develop our AI assistant “Curator” and also developing our hardware offering “Visor”, which we plan to develop in partnership with an AR/VR manufacturing giant.
●	Intellectual Property. Immersed filed a provisional patent in 2018 but out-innovated themselves within just a few months making the provisional patent stale and not worth the cost of progressing. Given the speed of current innovation and the ongoing iterations in their technology and products, they need to time any future patent applications carefully. They intend to protect their intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright, and trade secret laws, and will continue to employ nondisclosure and invention assignment agreements with our consultants and employees and non-disclosure agreements with their commercial partners and vendors.
●	Management Team: Immersed has Renji Bijoy, its CEO, and founder, along with 20 people on their payroll, mainly top tech engineers with several different public recognitions. Immersed’s management team will combine expertise and experience in the discovery, development, manufacturing, and commercialization of technology products. Over a three-month period prior to the entry of the Merger Agreement, the Maquia executive management has had the opportunity to engage and evaluate the Immersed team. In addition, the senior management team of Immersed is expected to continue with the Post Combination Company following the Business Combination to execute the business and strategic growth plan.

The Maquia Board also considered a variety of uncertainties and risks and other potentially negative factors concerning the Business Combination. A list of some of the more significant negative factors include the following:

●	Benefits not achieved. The risk that the potential benefits of the Business Combination may not be fully achieved, or may not be achieved within the expected timeframe.
●	Liquidation of Maquia. The risks and costs to Maquia if the Business Combination is not completed, including the risk of diverting management focus and resources from other businesses combination opportunities, which could result in Maquia being unable to effect a business combination by the business combination deadline and forcing Maquia to liquidate.

●	Exclusivity. The fact that the Business Combination Agreement includes an exclusivity provision that prohibits Maquia from soliciting other business combination proposals and restricts Maquia’s ability to consider other potential business combinations so long as the Business Combination Agreement is in effect.
●	Stockholder Vote. The risk that Maquia’s and Immersed’s stockholders may fail to provide the respective votes necessary to effect the Business Combination.
●	Post-Business Combination Corporate Governance. The Maquia Board considered the corporate governance provisions of the Business Combination Agreement and the proposed material provisions of the amendment to the Existing Certificate of Incorporation and the proposed amended bylaws and the effect of those provisions on the governance of the Post-Combination Company.
●	Closing Conditions. The fact that completion of the Business Combination is conditioned on the satisfaction of certain closing conditions that are not within Maquia’s control.
●	Litigation. We are not presently a party to any litigation. The possibility of litigation challenging the Business Combination or that an adverse judgment granting permanent injunctive relief could indefinitely delay consummation of the Business Combination.
●	Potential Conflicts. The Maquia Board considered the potential additional or different conflicts of interests of Maquia’s directors, executive officers, the Sponsor and its affiliates. The Maquia Board, with their respective outside counsel, reviewed and considered these interests during the negotiation of the Business Combination and in evaluating and approving, as members of the Maquia Board, the Business Combination Agreement and the transactions contemplated thereby, including the Merger.
●	Fees and Expenses. The fees and expenses associated with completing the Business Combination.
●	No Independent Opinion. Maquia has not obtained a third-party valuation or a fairness opinion from an independent investment banking firm or another independent firm and consequently, you may have no assurance from an independent source that the terms of the Business Combination are fair to Maquia from a financial point of view.
●	Immersed’s Financial Condition. The Maquia Board considered Immersed auditor’s going concern opinion raising doubts about its ability to continue as a going concern. Marquia understood that Immersed’s ability to continue was dependent on a variety of factors which included the infusion of capital which is a condition of closing the business combination.
●	Competition. Immersed’s future growth is highly dependent upon the adoption of spatial computing by businesses and consumers. Immersed faces competition from a number of companies, many of which or better capitalized and have greater tenure in this industry and expects to face significant competition in the future as the market for spatial computing develops. If they do not compete effectively, their business, financial condition, and results of operations could be harmed. Competing effectively will require that immersed obtain market opportunities which in turn will depend upon the development of new product.
●	Factors that could affect demand for virtual reality software. As a provider of a virtual reality software solution for hybrid and remote work, Immersed faces the potential risks associated with the post-pandemic return to office. The shift back to traditional office environments could impact the demand for their AR/ VR collaboration application and remote work solutions.
●	Reliance on Immersed Visor. The Post-Combination Company’s success is highly reliant on the development and integration of the Immersed Visor, which could introduce additional risks and challenges to the business. The failure of this product to attract market share will have a negative effect on the immersed and the post combination company. The management team will have to bring a set of experts and advisors to navigate an aggressive marketing strategy for the Visor; this strategy will allocate most of the marketing budget that if it fails the company would be financially affected and would probably be incentivized to raise more capital from the market.

●	Management of Growth. Immersed has experienced a rapid growth and expects to invest in growth for the foreseeable future. If they fail to manage growth effectively, their business, operating results and financial condition could be adversely affected. If the current number of subscribers does not grow or cannot be sustained it would seriously harm iImmersed’s business and operations.
●	Employees. Immersed relies on the performance of highly skilled personnel. Although Immersed is currently staffed with 20 employees, mainly top tech engineers, the company’s success is dependent upon maintaining these personnel and eventually increasing with additional highly technical and skilled employees. The loss of only a small number of immersed staff we anticipate we’ll have a material negative effect on its business and ability to compete. Maintaining the staff has been a key determinant in Marquis boards judgment to provide the earnout of additional shares of common stock to Immersed principals.
●	Strategic Relationships. Although Immersed has had high level discussions with potential strategic partners, to date no firm contractual relationships have been established.
●	Capital Requirements. Although the closing of first the business combination is dependent upon a significant infusion of substantial capital, Immersed’s capital demands, including its research and development, marketing, employee compensation and other expenses will rapidly diminish that capital. Immersed’s R&D expense was approximately $1.8 million for the year ended December 31, 2022, and is expected to grow substantially in the future. Consequently, it will be up to Immersed to find additional sources of capital if it is to continue expanding and remain viable.
●	Other Risks. Various other risks associated with the Business Combination, the business of Maquia and the business of Immersed described under the section entitled “Risk Factors.” The Maquia Board concluded that the potential benefits that it expected Maquia and its stockholders to achieve as a result of the Business Combination outweighed the potentially negative factors associated with the Business Combination. Accordingly, the Maquia Board determined that the Business Combination Agreement and the Business Combination were advisable, fair to, and in the best interests of, Maquia and its stockholders.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2023, the amount in the trust account was approximately $11.63 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements, or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on Nasdaq, we are required to comply with such rules.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares and placement shares held by them and any public shares acquired during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result of the redemption of 16,219,001 public shares in connection with the Special Meetings, our Sponsor presently holds a majority of the outstanding shares of our common stock and we would therefore not need any of the remaining 1,090,718 outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved, unless otherwise required under applicable law. We will give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until August 7, 2024, to complete our initial business combination. If we are unable to complete our initial business combination within such allotted time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

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

If we do not consummate our initial business combination by the end of the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $137,800 of proceeds held outside the trust account (as of December 31, 2023), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $11.63. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $11.63. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of our initial public offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We have sought and will continue to seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of the closing of our initial public offering, we had access to up to approximately $475,500 from the proceeds of our initial public offering and the sale of the placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). As of December 31, 2023, the amount held outside the trust account to use for these purposes was $137,800. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $11.63 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $11.63 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Competition

In identifying, evaluating, and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large, accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior to or subsequent to the consummation of our initial business combination.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
●	If we seek stockholder approval of our initial business combination, our initial stockholders, officers and directors have agreed to vote their shares in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination, if at all, or optimize our capital structure.
●	The requirement that we complete our initial business combination by the Extended Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. If the Proposed Business Combination with Immersed is not completed and we have to seek another target company, this could increase the cost of our initial business combination and, could even result in our inability to find a target or to consummate an initial business combination.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.
●	If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors, or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our security holders are not entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.63 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until at least the Extended Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.
●	Provisions in our Amended and Restated Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame.
●	Our expectations around the performance of a prospective target business or businesses may not be realized
●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination.
●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption.
●	If the funds held outside of our trust account are insufficient to allow us to operate until at least the end of the Combination Period, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.
●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination.
●	Trust account funds may not be protected against third party claims or bankruptcy.
●	An active market for our public securities may not develop and you will have limited liquidity and trading.
●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination.
●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management
●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target.
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.
●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $11.63 per share.
●	Resources could be wasted researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $11.63 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	The SEC issued final rules to regulate special purpose acquisition companies that may increase our costs and the time needed to complete our initial business combination.
●	To mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, following the Third Extension, we instructed the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of a Business Combination or our liquidation.
●	Following the liquidation of securities in the trust account, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments, which could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
●	We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States.
●	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.
●	A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern,” since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial Business Combination by the end of the Combination Period.
●	We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	Maquia’s stockholders will have reduced ownership and voting interest after the Business Combination and will exercise less influence over management.
●	The market price of shares of the Post-Combination Company Common Stock after the Business Combination may be affected by factors different from those currently affecting the prices of shares of Maquia Class A Common Stock before the Business Combination.
●	At Closing, the trading price per share value of the Post-Combination Company common stock may be less than the per share value of the Trust Account.
●	Subsequent to the Closing, the Post-Combination Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
●	Maquia has not obtained an opinion from om an independent investment banking firm, and consequently, there is no assurance from an independent source that the Business Combination consideration is fair to its stockholders from a financial point of view.
●	Since the Sponsor and Maquia’s directors and executive officers have interests that are different, or in addition to (and which may conflict with), the interests of Maquia’s Public Stockholders, a conflict of interest may have existed in determining whether the Business Combination with Immersed is appropriate as our initial Business Combination.
●	Future resales of our outstanding securities, including the registration of securities for resale under the Registration Rights Agreement, may cause the market price of our securities to drop significantly, even if our business is doing well.
●	The Sponsor is liable for ensuring that proceeds of the Trust Account are not reduced by vendor claims in the event the Business Combination is not consummated. It has also agreed to pay for any liquidation expenses if an initial Business

Combination is not consummated. Such liability may have influenced the Sponsor’s decision to approve the Business Combination.
●	We may not have sufficient funds to satisfy the indemnification claims of our directors and officers.
●	Our ability to successfully effect the Business Combination and to be successful thereafter will be dependent upon the efforts of certain key personnel, including the key personnel of Immersed whom we expect to stay with the post- combination business following the Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business and its financial condition could suffer as a result.
●	The ability of Maquia’s Public Stockholders to exercise redemption rights with respect to a large number of shares of Maquia’s Class A Common Stock could reduce the amount of working capital available to the Post-Combination Company upon the closing of the Business Combination and could adversely affect the completion of the Business Combination.
●	The consummation of the Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Business Combination may not be completed.
●	If Maquia is unable to complete the Business Combination with Immersed by May 7, 2024 or, if such transaction does not close, another initial business combination by August 7, 2024 (or such later date as may be approved by Maquia’s stockholders), Maquia will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding Public Shares for cash and, subject to the approval of its remaining stockholders and the Maquia Board, dissolving and liquidating. In such event, third parties may bring claims against Maquia and, as a result, the proceeds held in the Trust Account could be reduced and the per-share liquidation price received by stockholders could be less than an estimate of $11.63 per Public Share.
●	You must tender your shares of Common Stock in order to validly seek redemption at the Meeting.
●	The Business Combination Agreement contains provisions that may discourage Maquia from seeking an alternative Business Combination.
●	The Sponsor and Maquia’s officers and directors have incurred reimbursable expenses that may not be reimbursed or repaid if the Business Combination is not approved. Such interests may have influenced their decision to approve and, in the case of the Board, recommend, the Business Combination with Immersed.
●	In the event of the exercise of Maquia’s directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination Agreement may result in a conflict of interest when determining whether such changes to the terms of the Business Combination Agreement or waivers of conditions are appropriate and in the best interests of Maquia’s stockholders.
●	Past performance by Maquia, including its management team and affiliates, may not be indicative of future performance of an investment in Maquia or the post-combination business.
●	Maquia will not have any right after the Closing to make damage claims against the Post- Combination Company or the Post-Combination Company’s stockholders for the breach of any representation, warranty or covenant made by Immersed in the Business Combination Agreement.
●	Since the completion of Maquia’s IPO, there has been a precipitous drop in the market values of companies formed through mergers involving special purpose acquisition companies. Accordingly, securities of companies such as ours may be more volatile than other securities and may involve special risks.
●	Securities of companies formed through mergers with special purpose acquisition companies such as ours may experience a material decline in price relative to the share price of the special purpose acquisition companies prior to the merger.

●	At Closing, the trading price per share value of the Post-Combination Company Common Stock may be less than the per share value of the Trust Account.
●	During the pendency of the Business Combination, Maquia will not be able to enter into a business combination with another party because of restrictions in the Business Combination Agreement. Furthermore, certain provisions of the Business Combination Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Business Combination Agreement.
●	There is no guarantee that a Public Stockholder’s decision whether to redeem its shares for a pro rata portion of the Trust Account will put such stockholder in a better future economic position.
●	If Public Stockholders fail to comply with the redemption requirements specified in this proxy statement/prospectus/consent solicitation statement, that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights, they will not be entitled to redeem their Public Shares for a pro rata portion of the funds held in the Trust Account.
●	Maquia does not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for Maquia to complete the Business Combination with which a substantial majority of Maquia’s shareholders do not agree.
●	If you or a “group” of stockholders of which you are a part is deemed to hold an aggregate of more than 15% of the public shares, you (or, if a member of such a group, all of the members of such group in the aggregate) will lose the ability to redeem all such shares in excess of 15% of the public shares.
●	In the event that a significant number of public shares are redeemed, our Common Stock may become less liquid following the Business Combination.
●	Following the consummation of the Business Combination, our only significant asset will be our ownership interest in Immersed and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.
●	Our financial condition and results of operations have fluctuated in the past and are expected to fluctuate in the future, making it difficult to project future results which could cause our results of our operations for a particular period to fall below expectations of securities analysts and investors, resulting in a decline in the price of the Post-Combination Company’s Common Stock.
●	If, following the Business Combination, securities or industry analysts do not publish or cease publishing research or reports about the Post-Combination Company, its business, or its market, or if they change their recommendations regarding our Common Stock adversely, then the price and trading volume of our Common Stock could decline.
●	Future issuances of debt securities and equity securities may adversely affect the Post-Combination Company, including the market price of the Post-Combination Company Common Stock and may be dilutive to existing stockholders.
●	Future resales of the Post-Combination Company Common Stock after the consummation of the Business Combination may cause the market price of the Post-Combination Company’s securities to drop significantly, even if the Post-Combination Company’s business is doing well.

For risk factors related to Immersed and our proposed business combination, please review the Registration Statement on Form S-4 (as amended), including the preliminary proxy statement/prospectus of the Company to be included therein, and the definitive proxy statement/prospectus to be filed by the Company.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Although we have currently identified a target, Immersed Inc, with whom we are scheduled to close a Business Combination Agreement on May 7, 2024, there is no assurance that the conditions to the closing will be satisfied or that the stockholders will vote their approval for the merger. In the event that transaction does not close we continue to be at risk with respect to identifying a new target Be accomplished prior to August 7, 2024. Moreover, even if we are able to close our business combination, we continue to be subject to post-business combination risks.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination, including the Proposed Business Combination with Immersed. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. Except as required by applicable law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval under stock exchange listing requirements. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses or entities on or before August 7, 2024. The Company entered into a definitive merger/business combination agreement with a business combination target, Immersed, Inc. on August 8, 2023 and is scheduled to close on May 7, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction with Immersed, Inc. prior to May 7, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline with Immersed, Inc. and fund operations for any period of time after May 7, 2024, in the event that it is unable to complete its business combination with Immersed, Inc. by that date. In the event the closing with Immersed does not close, and the Company does not engage and close a business combination with another target by August 7, 2024 (unless further extended) it must terminate its operations and disburse the trust funds to its Class A public stockholders. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

If we seek stockholder approval of our initial business combination, our initial stockholders, officers and directors and Sponsor have agreed to vote their shares in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors and Sponsor have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. Our initial stockholders, officers and directors and Sponsor own shares representing 82% of our outstanding shares of common stock as of December 31, 2023. Because we generally only need a majority of the outstanding shares to be voted in favor of a proposed business combination to have such transaction approved, if our initial stockholders, officers and directors vote their shares as agreed, we have enough votes to have our initial business combination approved.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights in connection with the consummation of an initial business combination. The nominal purchase price paid by the Sponsor and independent directors for the Founder Shares may significantly dilute the implied value of the Public Shares upon completion of the Business Combination. In addition, the value of the Founder Shares will be significantly greater than the amount the Sponsor and independent directors paid to purchase such shares, even if the Business Combination causes the trading price of the Public Shares to materially decline.

In the event the Business Combination Agreement with Immersed does not Close and the Company is Unable to Close on a Different Target Prior to August 7, 2024(unless extended), the Sponsor, Directors and Founders will suffer substantial sums.

Maquia’s initial stockholders invested an aggregate of $5,862,430 in Maquia, comprised of the $25,000 purchase price for the Founder Shares and the $5,837,430 purchase price for the Maquia Private Placement Units purchased by the Sponsor. The holders have no redemption rights with respect to these securities in the event a business combination is not effected in the required time period. Therefore, if the Business Combination with Immersed or another business combination is not approved within the required time period, such securities held by such persons will be worthless.

Additionally, as of December 31, 2023, the Sponsor has advanced approximately $5,102,453 in connection with prior extensions of the termination dates and working capital. Following stockholder redemptions as a result of the Extension Amendment, the amount held in Maquia’s Trust Account was $11,957,157 as of December 31, 2023, implying a value of $11.63 per Public Share. These Promissory Notes will only be satisfied in accordance with the terms of the Sponsor Support Agreement (as amended) if a Business Combination is completed; alternatively, the Promissory Notes will be worthless. If Business Combination is completed, the Promissory Notes will be satisfied as follows: (i) $500,000 paid cash at the closing of the Business Combination; (ii) $500,000 paid in cash 12 months following the closing of the Business Combination; and (iii) the balance in Common Stock at the same redemption price of the Public Shareholders. There is no additional reimbursements for any company’s officer or director of the Sponsor.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 immediately prior to or upon consummation of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon completion of our initial business combination or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination, if at all, or optimize our capital structure.

At the time we enter into another agreement for our initial business combination (if the Proposed Business Combination with Immersed is not completed) we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the Representatives will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions. As of December 31, 2023, approximately 94% of the total outstanding shares were redeemed, representing approximately $170.2 million in redemption payments to stockholders.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

Additionally, if our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination by the Extended Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by the Extended Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence. As a result, we may be forced to enter into an agreement for an initial business combination on terms that we would have rejected had we had more time to complete a transaction.

We may not be able to complete our initial business combination by the Extended Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $11.63 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Amended and Restated Certificate of Incorporation provides that we must complete our initial business combination by the Extended Date. We may not be able to complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, should the COVID-19 pandemic persists both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Additionally, the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, natural disasters, or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $11.63 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.63 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.63 per share” and other risk factors in this section.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial stockholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (2) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until at least the Extended Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate until at least the Extended Date, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor will be sufficient to allow us to operate until at least the Extended Date; however, we cannot assure you that our estimate is accurate. If we do not complete our initial business combination, our public stockholders may receive only approximately $11.63 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.63 per share upon our liquidation. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.63 per share and other risk factors below.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $475,500 was initially available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our initial stockholders, management team or other third parties to operate, or we may be forced to liquidate. None of our initial stockholders, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us in such circumstances. On May 3, 2022, we issued a promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $1,730,972. On August 4, 2022, we issued a promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $1,730,972. On November 14, 2022, we issued a promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $955,748. On May 22, 2023, we issued a promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $245,412. On May 22, 2023, we issued a promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $250,000. On August 2, 2023, we issued a promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $150,000. If we do not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business, we may not be able to consummate an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.63 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.63 per share upon our liquidation. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.63 per share” and other risk factors in this section.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Although Maquia has conducted due diligence on Immersed, Maquia cannot assure you that this diligence revealed all material issues that may be present in Immersed’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Maquia’s and Immersed’s control will not later arise. As a result, after the Closing, the Post-Combination Company may be forced to later write down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if Maquia’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with Maquia’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the Post-Combination Company’s liquidity, the fact that the Post-Combination Company may incur charges of this nature could contribute to negative market perceptions about the Post-Combination Company’s securities. In addition, charges of this nature may cause the Post-Combination Company to be unable to obtain future financing on favorable terms or at all. Accordingly, any Maquia stockholder who chooses to remain a stockholder of the Post-Combination Company following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by Maquia’s officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation relating to the Business Combination contained an actionable material misstatement or material omission.

The SEC issued final rules to regulate special purpose acquisition companies that may increase our costs and the time needed to complete our initial business combination.

With respect to the regulation of special purpose acquisition companies like Maquia (“SPACs”), on January 24, 2024, the SEC adopted the previously proposed rules (the “SPAC Rules”) on January 24, 2024 relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and to the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPACs duration, asset composition, business purpose and activities. These SPAC Rules may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that Maquia has been operating as an unregistered investment company. This risk may be increased if Maquia continues to hold the funds in the Trust Account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the Trust Account and hold the funds in the Trust Account in cash.

If Maquia is deemed to be an investment company under the Investment Company Act, its activities would be severely restricted. In addition, it would be subject to burdensome compliance requirements. Maquia does not believe that its principal activities will subject it to regulation as an investment company under the Investment Company Act. However, if it is deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, it would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless it is able to modify its activities so that it would not be deemed an investment company, Maquia would expect to abandon its efforts to complete an initial business combination and instead to liquidate. If Maquia is required to liquidate, Maquia’s stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and the Maquia Warrants would expire worthless.

To mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, following the Third Extension, we instructed the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of a Business Combination or our liquidation. Following the liquidation of securities in the trust account, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments, which could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Until May 2023, the funds in the trust account had, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, following the Third Extension, we instructed the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments; however, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes. Consequently, the transfer of the funds in the trust account to an interest-bearing demand deposit account at a bank could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extended Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible after the Extended Date (or the end of any Extension Period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extended Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

If Maquia is unable to complete the Business Combination with Immersed by May 7, 2024 (unless extended by agreement) or another initial business combination by August 7, 2024 (or such later date as may be approved by Maquia’s stockholders), Maquia will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding Public Shares for cash and, subject to the approval of its remaining stockholders and the Maquia Board, dissolving and liquidating. In such an event, third parties may bring claims against Maquia and, as a result, the proceeds held in the Trust Account could be reduced and the per-share liquidation price received by stockholders could be less than an estimate of $11.63 per Public Share.

Under the terms of the Existing Certificate of Incorporation, Maquia must complete the Business Combination with Immersed by May 7, 2024 (unless the parties agree to an extended date), or another business combination by August 7, 2024 (or such later date as may be approved by Maquia’s stockholders) assuming the provision of loans by Sponsor to Maquia in accordance with the requirements set forth in the Existing Certificate of Incorporation (or such later date as may be approved by Maquia’s stockholders in an amendment to its Charter). If Maquia has not consummated the Business Combination with Immersed or another business combination in a timely manner, Maquia must cease all operations except for the purpose of winding up, redeeming 100% of the outstanding Public Shares for cash and, subject to the approval of its remaining stockholders and its Board, dissolving and liquidating. In such event third parties may bring claims against Maquia. Although Maquia seeks waiver agreements from certain vendors and service providers it has engaged and owes money to, and the prospective target businesses it has negotiated with, whereby such parties will waive any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, there is no guarantee that vendors, regardless of whether they execute such waivers, will not seek recourse against the Trust Account notwithstanding such agreements. Furthermore, there is no guarantee that a court will uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of the Public Stockholders. If Maquia is unable to complete the Business Combination within the required time period, the Sponsor agreed that it will be liable under certain circumstances described herein to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by Maquia for services rendered or contracted for or products sold to Maquia. However, the Sponsor may not be able to meet such obligation as its only assets are securities of Maquia. Therefore, the per-share distribution from the Trust Account in such a situation may be less than an estimated $11.63 due to such claims.

Moreover, Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to Maquia’s public stockholders upon the redemption of Maquia’s public shares in the event that it does not complete its initial business combination by August 7, 2024 (or such later date as may be approved by Maquia’s stockholders in an amendment to the Charter, may be considered a liquidating distribution under Delaware law.

Additionally, if Maquia is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, or if Maquia otherwise enters compulsory or court supervised liquidation, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of Maquia’s stockholders. To the extent any bankruptcy claims deplete the Trust Account, Maquia may not be able to return to its Public Stockholders an estimated $11.63 per share of Class A Common Stock. Furthermore, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by Maquia’s stockholders. Because Maquia intends to distribute the proceeds held in the Trust Account to its public stockholders as soon as reasonably possible following August 7, 2024 (or such later date as may be approved by Maquia’s stockholders in an amendment to the Charter in the event it does not complete its initial business combination, this may be viewed or interpreted as giving preference to its public stockholders over any potential creditors with respect to access to or distributions from its assets.

If we were unable to complete the Proposed Business Combination with Immersed, we could seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or the evaluation of its operations.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if we are unable to complete the Proposed Business Combination with Immersed, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.63 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.63 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.63 per share” and other risk factors in this section.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. If the Proposed Business Combination with Immersed is not completed and we have to seek another target company, this could increase the cost of our initial business combination and, could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If we are unable to complete the Business Combination with Immersed, we may seek acquisition opportunities with an early stage company, a private company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors relevant to such acquisition and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We may also seek to complete our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Maquia has not obtained an opinion from an independent investment banking firm, and consequently, there is no assurance from an independent source that the Business Combination consideration is fair to its stockholders from a financial point of view.

Maquia is not required to, and has not, obtained an opinion from an independent investment banking firm that the Business Combination consideration it is paying for Immersed is fair to Maquia’s stockholders from a financial point of view. The fair market value of Immersed has been determined by the Maquia Board based upon standards generally accepted by the financial community, such as potential sales and the price for which comparable businesses or assets have been valued. Maquia’s stockholders will be relying on the judgment of the Maquia Board with respect to such matters. Considering the complexity of those factors, the Maquia as a whole did not consider it practicable to, nor did it attempt to, quantify or otherwise assign relative weights to the specific factors it took into account in reaching their respective decisions. Individual members of the Maquia Board may have given different weight to different factors. The directors and officers of Maquia have substantial experience in evaluating the operating and financial merits of companies from a wide range of industries generally, with particular experience evaluating companies operating in the technology, consumer technology and media, virtual reality, artificial intelligence, private equity and venture capital sectors, and concluded that their experience and backgrounds enabled them to make the necessary analyses and determinations regarding the Business Combination. In addition, Maquia’s directors and officers, together with its financial advisors and consultants, have substantial experience with mergers and acquisitions. In analyzing the Business Combination, the Board and our executive management conducted due diligence on Immersed and researched the industry in which Immersed operates and concluded that the Business Combination was in the best interest of our stockholders. Accordingly, investors will be relying solely on the judgment of the Board in valuing Immersed’s business and assuming the risk that the Board may not have properly valued such business. There can be no assurance, however, that the Maquia Board and the officers of Maquia were correct in their assessment of the Business Combination. Moreover, Marquia’s stockholders should be aware that there may be other self-motivating factors which may influence the Maquia Board in determining the fairness of the transaction. The lack of a third-party fairness opinion may also lead an increased number of stockholders to vote against the Business Combination or demand redemption of their shares, which could potentially impact our ability to consummate the Business Combination.

Since the Sponsor and Maquia’s directors and executive officers have interests that are different, or in addition to (and which may conflict with), the interests of Maquia’s Public Stockholders, a conflict of interest may have existed in determining whether the Business Combination with Immersed is appropriate as our initial Business Combination.

The Maquia Board and executive officers may have interests in the Business Combination that are different from, in addition to or in conflict with, yours. These interests include:

●	the beneficial ownership of the Sponsor, which is controlled by Guillermo Eduardo Cruz, Maquia’s Chief Operating Officer, of an aggregate of 4,841,173 shares of Maquia Common Stock, consisting of:
●	4,257,430 Founder Shares (consisting of 2,128,715 shares of Maquia Class B Common Stock and 2,128,715 shares of Maquia Class A Common Stock), purchased by the Sponsor for an aggregate price of $25,000; and

●	583,743 Private Shares, and Private Warrants to purchase 291,872 Private Shares, included in the 583,743 Private Units which were purchased by the Sponsor at $10.00 per unit for an aggregate purchase price of approximately $5,837,430;

all of which shares and warrants would become worthless if Maquia does not complete a business combination within the applicable time period, as the Sponsor has waived any right to conversion with respect to these shares. Such shares and warrants have an aggregate market value of approximately $55.2 million and $5,837, respectively, based on the closing price of Maquia Class A Common Stock of $11.40 and the closing price of Maquia Warrants of $0.02 on Nasdaq on December 31, 2023, the most recent practicable date;

●	the economic interests in the Sponsor held by certain of Maquia’s officers and directors, which gives them an indirect pecuniary interest in the Founder Shares and Private Warrants held by the Sponsor, and which interests would also become worthless if Maquia does not complete a business combination within the applicable time period, including the following:
●	in exchange for serving on the Maquia Board, each of Maquia’s independent directors received an economic interest in the Sponsor equivalent to 5,000 shares of Maquia Common Stock, which would have a market value of approximately $57,000 based on the closing price of Maquia Class A Common Stock of $11.40 on Nasdaq on December 31, 2023, the most recent practicable date;
●	following the consummation of the Business Combination (a) an aggregate amount of $500,000 of the outstanding Sponsor Debt under the Sponsor Promissory Notes will be paid in cash to the Sponsor and (b) an aggregate amount of $500,000 of the outstanding Sponsor Debt under the Sponsor Promissory Notes will remain place for a period of 12 months after the Closing Date with an interest rate of 8% per annum, and (c) the remaining amount of the Sponsor Debt (approximately $4,000,000) under the Sponsor Promissory Notes will be paid in shares of Post-Combination Company Common Stock (valued at the Maquia Redemption Price) at any time within 12 months of Closing. If the Business Combination is not completed and Maquia winds up, there may not be sufficient assets to repay the Sponsor Promissory Notes and they will be worthless;
●	the continued indemnification of current directors and officers of Maquia and the continuation of directors’ and officers’ liability insurance after the Business Combination;
●	Maquia’s existing certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to Maquia or any of its officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. Maquia does not believe that the pre-existing fiduciary duties or contractual obligations of its officers and directors materially impacted its search for an acquisition target. In the course of their other business activities, Maquia’s officers and directors may become aware of other investment and business opportunities which may be appropriate for presentation to Maquia as well as the other entities with which they are affiliated. Maquia’s management has pre-existing fiduciary duties and contractual obligations and if there is a conflict of interest in determining to which entity a particular business opportunity should be presented, any entity with whom Maquia’s management has a pre-existing fiduciary obligation will be presented the opportunity before Maquia is presented with it. Maquia does not believe, however, that the fiduciary duties or contractual obligations of Maquia’s officers or directors or waiver of corporate opportunity materially affected Maquia’s search for a business combination. Maquia is not aware of any such corporate opportunity not being offered to Maquia and does not believe the renouncement of Maquia’s interest in any such corporate opportunities impacted Maquia’s search for an acquisition target; and

Thus, Maquia’s stockholders should be aware that the Sponsor and affiliates have interests in the Business Combination that may be different from, or in addition to, the interests of its public stockholders and warrant holders generally.

Additionally, the common stock and price per share differential between the Sponsor and its, its affiliates versus that of the public IPO shareholders may create an incentive to complete an acquisition of a less favorable target company or on terms less favorable to shareholders rather than liquidate. Specifically, the insiders have 4,841,173 common shares for which the Sponsor group has invested a total of approximately $10,964,865 of capital or an average of $2.26 per share with a present market value of approximately $55 million or approximately $11.40 per share. The comparison between the value of the common stock acquired versus the capital invested by the Sponsor and affiliates, gives an advantageous price per share for the Sponsor and affiliates compared to the other SPAC public shareholders of approximately $9.14 per share. Consequently, the Sponsor and affiliates having a lower average cost per share, provides them with a greater likelihood of a positive rate of return on their investment as opposed to the SPAC public shareholders who may incur a negative rate of return on the post-business combination company.

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remedy these material weaknesses or fail to establish and maintain a proper and effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements, our results of operations and our ability to operate our business or comply with applicable regulations may be adversely affected.

In connection with the audit of the consolidated financial statements for the year ended December 31, 2023, management identified material weaknesses in our internal controls over financial reporting for:

●	Controls over the identification, accounting and reporting for complex financial instruments.
●	Controls over calculation and reporting for income taxes.
●	Controls over the protection of funds permitted for withdrawal from the trust, including both the timely payment of income and other tax liabilities and ineffective oversight by the board and management relating to the Company recurring non-compliance with an investment management trust agreement.

These material weaknesses were not remediated as of December 31, 2023. A material weakness is a deficiency, or combination of controls deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This lack of internal controls over the identification, accounting and reporting for complex financial instruments led to the improper accounting classification of certain Class A common stock subject to redemption we issued in May 2021 as part of the IPO which are subject to redemption, which, due to its impact on our financial statements, we determined to be a material weakness in our internal control over financial reporting. As a result of such re-classification, we restated our financial statements as of May 7, 2021 and as of and for the period ended June 30, 2021.

This lack of internal controls over calculation and reporting for income taxes led to an adjustment to its income tax liability in the third quarter of 2023.This control deficiency was determined to be a material weakness in our internal control over financial reporting.

This lack of internal controls over the protection of funds permitted for withdrawal from the trust, including both the timely payment of income and other tax liabilities and ineffective oversight by the board and management relating to the Company recurring non-compliance with an investment management trust agreement led to the following:

In connection with redemptions that occurred in November 2022, the Company determined it did not withdraw all the interest from the trust account that it was allowed to withdraw to cover federal income and State of Delaware franchise taxes which had accrued in the amount of $261,900 and, therefore, the redemption payment should have been adjusted down to $10.40 per share. As a result, the redeeming stockholders were overpaid in the amount of $208,342. In March 2024, the Company learned that the efforts to recover the overpayment amount from redeeming stockholders had not occurred. Consequently, on March 27, 2024, the Company’s Sponsor replenished the overpayment amount, including interest of $12,016, directly to the Trust. The Company intends to promptly initiate recovery efforts from the redeeming stockholders through CST. Redeeming Stockholders are being notified of this situation and are being instructed to return the Overpayment Amount to CST.

In 2023, the Company determined an overdraw of interest and dividend income earned in the Trust Account for taxes. Since the Company went public on June 2021, the Company has incurred income and franchise tax for a total cumulative amount of $1,126,832 as of December 31, 2023. According to the Investment Management Trust Agreement, income and franchise tax expense is an allowable withdrawal from trust. The Company has withdrawn a total cumulative amount of $1,375,000 as of December 31, 2023. As such, as of December 31, 2023, the Company has over withdrawn the trust $248,168 as of December 31, 2023. On April 5, 2024, the Company’s Sponsor replenished the overwithdrawal amount, including interest of $6,512, directly to the Trust.

To address these material weaknesses management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting, and to provide processes and controls over the internal communications within the Company, financial reporting advisors, legal advisors, and independent registered public accounting firm. The Company’s efforts include the following:

●	The Company utilized the expertise of outside financial reporting and valuation advisors to better evaluate the research and understanding of the nuances of the accounting standards that apply to complex financial instruments.
●	The Company utilized the expertise of outside financial reporting advisors to better evaluate the research and understanding of the nuances of the accounting standards that apply to income taxes.
●	The Company is implementing additional oversight of the cash availability for the Company’s operational needs.

We can offer no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in its financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

The Proposed Fourth Extension contemplated by the Extension Amendment contravenes Nasdaq rules and, as a result, may lead Nasdaq to suspend trading in our securities or lead our securities to be delisted from Nasdaq.

Maquia Class A Common Stock, Maquia Units and Maquia Warrants are listed on Nasdaq. Nasdaq IM-5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement for its initial public offering (the “Nasdaq Deadline”). The Extension Amendment, if approved and implemented, would extend Maquia’s termination date beyond the Nasdaq Deadline. As a result, the Extension Amendment contemplated by the Extension Amendment proposal does not comply with Nasdaq rules. There is a risk that trading in Maquia’s securities may be suspended and Maquia may be subject to delisting by Nasdaq if the Extension Amendment proposal is approved and the Proposed Fourth Extension implemented, and Maquia does not complete one or more business combinations by the Nasdaq Deadline. We cannot assure you that Nasdaq will not delist Maquia in such event, or that Maquia will be able to obtain a hearing with Nasdaq’s Hearings Panel to appeal the delisting determination, or that Maquia’s securities will not be suspended pending the Hearing Panel’s decision.

In addition, Maquia is subject to compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our common stock include, among other things, the requirement to maintain at least 300 public holders and at least 500,000 publicly held shares. Pursuant to the terms of its charter, in the event the Extension Amendment Proposal is approved and the charter is amended, public stockholders may elect to redeem their public shares and, as a result, Maquia may not be in compliance with Nasdaq’s continued listing requirements.

Maquia expects that if the Maquia Class A Common Stock fails to meet Nasdaq’s continued listing requirements, the Maquia Units and Maquia Warrants will also fail to meet Nasdaq’s continued listing requirements for those securities. Maquia cannot assure you that any of the Maquia Class A Common Stock, Maquia Units and Maquia Warrants will be able to meet any of Nasdaq’s continued listing requirements following any stockholder redemptions of Public Shares in connection with the amendment of Maquia’s certificate of incorporation pursuant to the Extension Amendment. If Maquia’s securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist such securities from trading on its exchange.

On January 8, 2024, Maquia received a notice from Nasdaq’s Listing Qualifications Department (the “Notice”) of failure to satisfy a continued listing standard from Nasdaq under Listing Rule 5620(a). The Notice indicated that Maquia failed to hold an annual meeting of stockholders within the required twelve-month period from the end of Nasdaq’s fiscal year. Although, the Notice has no current effect on the listing or trading of Maquia’s securities on Nasdaq, in accordance with Nasdaq Listing Rule 5810(c)(2)(G), Maquia has 45 calendar days to submit a plan to regain compliance. Maquia has submitted a plan to regain compliance within the required timeframe. If that plan is accepted, Maquia may be granted an exception of up to 180 calendar days from the fiscal year end, or June 28, 2024, to regain compliance. On April 9, 2024, Nasdaq advised that it granted the Company an extension to May 20, 2024 to hold its annual meeting and regain compliance with the Rule.

If Nasdaq delists any of Maquia’s securities from trading on its exchange and Maquia is not able to list such securities on another national securities exchange, Maquia expects such securities could be quoted on an over-the-counter market. If this were to occur, Maquia could face significant material adverse consequences, including:

●	our ability to complete an initial Business Combination with a target company contemplating a Nasdaq listing, including the Business Combination;
●	a limited availability of market quotations for Maquia’s securities;
●	reduced liquidity for Maquia’s securities;
●	a determination that the Maquia Class A Common Stock is a “penny stock” which will require brokers trading in Maquia Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Maquia’s securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A common stock, units and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute, and we would be subject to regulation in each state in which we offer our securities.

The Sponsor is liable for ensuring that proceeds of the Trust Account are not reduced by vendor claims in the event the Business Combination is not consummated. It has also agreed to pay for any liquidation expenses if an initial Business Combination is not consummated. Such liability may have influenced the Sponsor’s decision to approve the Business Combination.

If the Business Combination or another initial business combination is not consummated by Maquia within the completion window, the Sponsor will be liable under certain circumstances for ensuring that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by Maquia for services rendered or contracted for or products sold to Maquia. If Maquia is required to be liquidated and there are no funds remaining to pay the costs associated with the implementation and completion of such liquidation, the Sponsor has also agreed to pay the funds necessary to complete such liquidation and not to seek repayment for such expense.

If Maquia consummates a business combination, on the other hand, Maquia will be liable for all such claims. However, Maquia has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of Maquia. Therefore, Maquia cannot assure you that the Sponsor would be able to satisfy those obligations. None of Maquia’s officers or directors will indemnify MTAC for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

These obligations of the Sponsor may have influenced the Sponsor’s decision to approve the Business Combination and to continue to pursue the Business Combination. In considering the recommendations of the Maquia Board to vote for the Business Combination proposal and the other proposals described in this proxy statement/prospectus/consent solicitation statement, Maquia’s stockholders should consider these interests.

We may not have sufficient funds to satisfy the indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed, and any persons who may become officers or directors prior to an initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (a) we have sufficient funds outside of the Trust Account or (b) we consummate the Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Our ability to successfully effect the Business Combination and to be successful thereafter will be dependent upon the efforts of certain key personnel, including the key personnel of Immersed whom we expect to stay with the post- combination business following the Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business and its financial condition could suffer as a result.

Our ability to successfully effect the Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, including the key personnel of Immersed. Although some key personnel may remain with the post-combination business in senior management or advisory positions following the Business Combination, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our post-combination business. Immersed’s success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of Immersed’s officers, be it upon the closing of the Business Combination or at some point following the consummation of the Business Combination, could have a material adverse effect on the Post-Combination Company’s business, financial condition, or operating results.

The shares beneficially owned by our sponsor, our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our Sponsor, officers and directors have entered into respective letter agreements with us, pursuant to which our sponsor has agreed to waive its redemption rights with respect to its founder shares, and our sponsor, officers and directors have agreed to waive their redemption rights with respect to any public shares they may acquire, in connection with the completion of our initial business combination. Our sponsor has also waived its right to receive distributions with respect to its founder shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. The private placement warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our sponsor, officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and, in our shareholders’, best interest.

The nominal purchase price paid by the initial stockholders for the Founder Shares may significantly dilute the implied value of the Public Shares in the event Maquia completes the initial business combination. In addition, the value of the Founder Shares will be significantly greater than the amount the initial stockholders paid to purchase such shares in the event Maquia completes an initial business combination, even if the business combination causes the trading price of the Post-Combination Company Common Stock to materially decline.

Maquia’s initial stockholders invested an aggregate of $5,862,430 in Maquia, comprised of the $25,000 purchase price for the Founder Shares and the $5,837,430 purchase price for the Maquia Private Placement Units purchased by the Sponsor. Following stockholder redemptions as a result of the Extension Amendment, the amount held in Maquia’s Trust Account was $11,957,157 as of December 31, 2023, implying a value of $11.63 per Public Share, after amounts in trust are made whole by the Sponsor.

The following table shows the Public Stockholders’ and Maquia’s initial stockholders’ investment per share and how these compare to the implied value of one share of Post-Combination Company Common Stock upon the completion of Maquia’s initial business combination. The following table assumes that (i) Maquia’s valuation is $12,432,195 (which is the amount Maquia held in the Trust Account as of December 31, 2023 plus the amount the Sponsor replenished the trust for in 2024), (ii) no additional interest is earned on the funds held in the Trust Account, (iii) no Public Shares are redeemed in connection with Maquia’s initial business combination and (iv) all Founder Shares are held by the initial stockholders upon completion of Maquia’s initial business combination and no Founder Shares have been forfeited, and does not take into account other potential impacts on Maquia’s valuation at the time of the initial business combination such as (a) the value of Maquia Warrants, (b) the trading price of Maquia Common Stock, (c) the initial business combination transaction costs, (d) any equity issued or cash paid to Maquia Stockholders.

Public Shares held by Public Stockholders	1,090,718
Founder Shares held by initial stockholders (Includes Sponsor, ARC and EF Hutton)	5,084,271
Total shares of Maquia Common Stock	6,174,989
Total funds in trust as of December 31, 2023	12,432,195
Public Stockholders’ investment per Public Share (1)	10.00
Sponsor investment per Founder Share (2)	1.15
Implied value per share of Post-Combination Company Common Stock upon the initial business combination (3)	2.01
(1)	While the Public Stockholders’ investment is in both the Public Shares and the Public Warrants, for the purposes of this table the full investment amount is ascribed to the Public Shares only.
(2)	The initial stockholders’ total investment in the equity of Maquia, inclusive of the Founder Shares and Maquia Private Warrants, is $5,862,430. For the purposes of this table, the full investment amount is ascribed to the Founder Shares only, we are not including investment done by the Sponsor due to all their extension amendments. The result of this number is the division of total investment over the number of total founders’ shares inclusive from common stock gave to ARC and EF Hutton for services.
(3)	The implied value per share was calculated using the total funds in trust divided by the total shares of Maquia Common Stock.

Based on these assumptions, each share of Post-Combination Company Common Stock would have an implied value of $2.01 per share upon completion of Maquia’s initial business combination, representing a 80.6% decrease from the initial implied value of $10.00 per Public Share. While the implied value of $2.01 per share upon completion of Maquia’s initial business combination would represent a dilution to Maquia’s Public Stockholders, this would represent a significant increase in value for Maquia relative to the price it paid for each Founder Share. At $2.01 per share, the 5,084,271 shares of New Pubco Common Stock that the initial stockholders holding Founder Shares would own upon completion of Maquia’s initial business combination would have an aggregate implied value of $10,219,385. As a result, even if the trading price of the Post-Combination Company Common Stock significantly declines, the value of the Founder Shares held by the other initial stockholders will be significantly greater than the amount the initial stockholders paid to purchase such shares. In addition, the initial stockholders could potentially recoup their entire investment, inclusive of the Co-Sponsors’ investment in the Maquia Private Warrants, even if the trading price of the Post-Combination Company Common Stock after the initial business combination is as low as $1.15 per share. As a result, Maquia and the independent directors holding Founder Shares are likely to earn a profit on their investment in Maquia upon disposition of shares of Post-Combination Company Common Stock even if the trading price of the Post-Combination Company Common Stock declines after Maquia completes its initial business combination. The initial stockholders of Maquia holding Founder Shares may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business, or on terms less favorable to the Public Stockholders, rather than liquidating Maquia. This dilution would increase to the extent that Public Stockholders seek redemptions from the Trust Account for their Public Shares.

Risks Relating to the Trust Account

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.63 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $11.63 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $11.63 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.63 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some, or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Risks Relating to Taxation

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

The U.S. federal income tax consequences of a cashless exercise of the warrants included in the units issued in our initial public offering are unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. In addition, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into U.S. federal law. The IRA provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including certain redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. It is currently expected that we (whose securities are trading on NYSE) are a “covered corporation” for this purpose. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of the Treasury has authority to provide excise tax regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the U.S. Department of the Treasury issued a notice that provides interim operating rules for the excise tax, including rules governing the calculation and reporting of the excise tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the excise tax are published. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.

The extent of the excise tax that may be incurred in connection with a redemption of Class A common stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with a business combination, (iii) the nature and amount of the equity issued, if any, by us in connection with the a business combination, and (iv) the content of forthcoming regulations and other guidance from the U.S. Department of the Treasury. As noted above, the excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased, and only limited guidance on the mechanics of any required reporting and payment of the excise tax on which taxpayers may rely have been issued to date. The imposition of the excise tax could reduce the amount of cash available to us for effecting the redemptions of Class A common stock, and could reduce the cash on hand for the Company to fund operations and to make distributions to stockholders.

General Risk Factors

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make the comparison of our financial statements with other public companies difficult or impossible.

For the more complete and detailed list and explanation of risks relating to our operations, see the section titled “Risk Factors” contained in (i) our Registration Statement, (ii) Annual Reports on Form 10-K for the year ended December 31, 2021 and December 31, 2022, as filed with the SEC on March 25, 2022 and April 4, 2023, respectively, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023 , as filed with the SEC on May 10, 2022, August 16, 2022, November 10, 2022, May 22, 2023, August 23, 2023 and November 21, 2023, respectively (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on October 14, 2022 and January 29, 2024 and the S-4/A filed January 29, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

(b)   Holders

On December31, 2023, there were two holders of record of our units, one holder of record of shares of our Class A common stock, and one holder of record of our warrants.

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

(g)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 5, 2023, we held the Special Meeting and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from May 7, 2023 (which was 24 months from the closing of the initial public offering) to February 7, 2023 (or such earlier date as determined by the board). In connection with the Extension Amendment, stockholders holding 2,449,091 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $26.5 million, or approximately $10.84 per share, to redeeming stockholders in the extension redemptions.

The following table contains monthly information about the repurchases of our equity securities for the year ended December 31, 2023:

(d)
Maximum
			(c) Total	number (or
			number of	approximate
			shares (or	dollar value)
			units)	of shares (or
		(b)	purchased	units) that
	(a) Total	Average	as part of	may yet be
	number of	price	publicly	purchased
	shares (or	paid per	announced	under the
	units)	share	plans or	plans or
Period	purchased	(or unit)	programs	programs
April 1 – April 30, 2023	—	—	—	—

May 1 – May 31, 2023	2,449,091	$10.84	—	—

June 1 – June 30, 2023	—	—	—	—

July 1 – July 31, 2023	—	—	—	—

August 1 – August 31, 2023	—	—	—	—

September 1- September 30, 2023	—	—	—	—

October 1 – October 31, 2023	—	—	—	—

November 1 – November 30, 2023	—	—	—	—

December 1 – December 31, 2023	—	—	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included Part II, Item 8 of this report. This report restates amounts as of and for the year ended December 31, 2022, included in our Original Report and for the 2022 Form 10-Qs. See Note 2, “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” in “Item 8 Financial Statements and Supplementary Data”, for additional information. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to December 31, 2023 was related to our formation, our initial public offering and, since the closing of our initial public offering, a search for an initial business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the year ended December 31, 2023, we had net loss of $960,090, which consisted of change in fair value of the derivative liabilities of $608,960, general and administrative expenses of $1,082,713 and income tax expense of $304,024, partially offset by unrealized gains on investment held in trust account of $1,035,607.

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

As indicated in the accompanying financial statements, at December 31, 2023, we had $137,800 in cash, and a working capital deficiency of $3,772,668.

We presently have no operating revenue. Through December 31, 2023, our liquidity needs were satisfied through receipt of $475,500 held outside of the trust account from the sale of the placement warrants upon the closing of our initial public offering as well as $5,102,453 in promissory notes from the Sponsor. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by our Sponsor or its affiliates (including the loans made to effectuate extensions as described below), our officers and directors, or our company and its affiliates prior to or in connection with an initial business combination may be converted upon consummation of an initial business combination into additional placement units at a price of $10.00 per placement unit. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, we had no borrowings under the Working Capital Loans.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses or entities on or before August 7, 2024. The Company entered into a definitive merger/business combination agreement with a business combination target, Immersed, Inc. on August 8, 2023, and is scheduled to close on May 7, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction with Immersed, Inc. prior to May 7, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline with Immersed, Inc. and fund operations for any period of time after May 7, 2024, in the event that it is unable to complete the business combination with Immersed, Inc. by that date. In the event the closing with Immersed does not close, and the Company does not engage and close a business combination with another target by August 7, 2024 (unless further extended) it must terminate its operations and disburse the trust funds to its Class A public stockholders. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

There is no assurance that our plans to consummate an initial business combination will be successful by August 7, 2024. The financial statements and the notes thereto included elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Estimates

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

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. Class A common stock features certain redemption rights that are considered by the Company to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, the shares of the Class A common stock subject to possible redemption in the amount of $12,680,351, $37,456,519 $38,204,207, $12,113,719 and 12,250,697, respectively, are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.

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

We do not have any recurring Level 2 assets or liabilities, see below for recurring Level 3 liabilities. The carrying value of our financial instruments, including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in the Trust Account	1	$11,957,157	$37,570,177

Liabilities:
Note payable – Sponsor	3	$1,803,529	$1,037,272
Warrant Liability – Private Placement Warrants	3	$5,837	$11,675
Warrant Liability – Public Warrants	1	$160,117	$311,575

Warrant Instruments

We account for the public warrants and the placement warrants issued in connection with our initial public offering and the private placement, respectively, in accordance with the guidance contained in ASC 815 whereby under that provision the public warrants and the placement warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the public warrants and the placement warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value of the public warrants and the placement warrants will be estimated using an internal valuation model. Our valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. As of December 31, 2023 and 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2023 and 2022, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2023 and 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2023 and 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the material weaknesses in internal controls over financial reporting. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements in the financial statements. The following material weaknesses in internal controls over financial reporting were identified:

●	Controls over the identification, accounting and reporting for complex financial instruments.
●	Controls over calculation and reporting for income taxes.
●	Controls over the protection of funds permitted for withdrawal from the trust, including both the timely payment of income and other tax liabilities and ineffective oversight by the board and our management relating to the Company recurring non-compliance with an investment management trust agreement.

Remediation Efforts to Address Identified Material Weaknesses in Internal Control over Financial Reporting

To address these material weaknesses management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting, and to provide processes and controls over the internal communications within the Company, financial reporting advisors, legal advisors, and independent registered public accounting firm. The Company’s efforts include the following:

●	The Company utilized the expertise of outside financial reporting and valuation advisors to better evaluate the research and understanding of the nuances of the accounting standards that apply to complex financial instruments.
●	The Company utilized the expertise of outside financial reporting advisors to better evaluate the research and understanding of the nuances of the accounting standards that apply to income taxes.
●	The Company is implementing additional oversight of the cash availability for the Company’s operational needs.

We can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting and other transactions reported above were not effective to properly evaluate complex equity transactions and improper monitoring and accounting of the trust account. Because the failure to immediately recognize the overpayment to investors for redemption demands has had an impact on our financial statements, which we determined to be a material weakness in our internal control over financial reporting, we have restated our financial statements for the periods ended December 31, 2022, March 31, 2023, June 30, 2023, and September 30, 2023.  See Note 2 below “Restatement of Previously Issued Financial Statements.”

Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The breakdown of an internal control process that led to the overpayment issue was primarily caused by lack of an effective check and balance system which allowed an individual to perform multiple tasks such as authorize payments, process transactions, and reconcile bank statements, without additional oversight. Furthermore, regular internal audits or reviews were absent, which otherwise would have identified discrepancies early on.

Item 9B. Other Information.

In 2023, the Company determined an overdraw of interest and dividend income earned in the Trust Account for taxes. Since the Company went public on June 2021, the Company has incurred income and franchise tax for a total cumulative amount of $1,126,832 as of December 31, 2023. According to the Investment Management Trust Agreement, income and franchise tax expense is an allowable withdrawal from trust. The Company has withdrawn a total cumulative amount of $1,375,000 as of December 31, 2023. As such, as of December 31, 2023, the Company had inadvertently over withdrawn the trust $248,168 as of December 31, 2023 and deposited the excess funds in its working capital account. On April 5, 2024, the Company’s Sponsor replenished the overwithdrawal amount, including interest of $6,512, directly to the Trust.

On April 5, 2024 the parties entered into Amendment No. 3 to the Business Combination Agreement extending the closing date for the Business Combination Agreement with Immersed, Inc. to May 7, 2024, subject to the Available Cash at closing being increased from $21.9 million to $23.4 million. Should such sum not be available at closing, the business combination with Immersed, Inc. will not close.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jeff Ransdell	55	Chief Executive Officer
Guillermo Cruz	31	Chief Operating Officer
Jeronimo Peralta	31	Chief Financial Officer
Maggie Vo	37	Chief Investment Officer
Guillermo Cruz Reyes	64	Director
Luis Armando Alvarez	61	Director
Pedro Manuel Zorrilla Velasco	61	Director
Luis Antonio Marquez-Heine	58	Director

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

Guillermo Cruz, our Chief Operating Officer since January 2021. Mr. Cruz previously served as the Chief Operating Officer of Benessere Capital Acquisition Corp. (NASDAQ:BENEU), a blank check company that is in the process of dissolving. In October 2020, Mr. Cruz formed Maquia Capital, an agricultural private equity firm which manages investments in Mexico, the United States, and Latin America. Since June 2010, Mr. Cruz has served as the Chief Executive Officer and a partner of Asesores de Consejo y Alta Direccion S.C. and Board Solutions LLC (“ACAD & Board Solutions”), the largest corporate governance consulting firm in Latin America in revenue. While Mr. Cruz was at ACAD & Board Solutions, under his leadership, the firm’s accumulated revenue increased by 150% and the firm’s client base increased to 400 clients. Since March 2017, Mr. Cruz has served on the board of directors of ACAD & Board Solutions, where he serves on the board’s audit, compensation, and governance committees. Mr. Cruz has also served as a member of the board of directors of ACAD & Board Solutions since June 2010, where he served on the company’s audit, compensation, and governance committees. In March 2013, Mr. Cruz founded Governance Commitment Capital SAPI de CV, or GC Capital, a venture capital firm partnering with startups in a variety of industries and continues to act as the Managing Partner today. At GC Capital, Mr. Cruz manages investments and participates as a member in the board of the directors of the startups, and also has served as a member of GC Capital’s board of directors since March 2013, and serves on the board’s governance committee. Since October 2020, Mr. Cruz has been a board member of Integradora Mexicana de Negocios GC SAPI de CV, where he serves on the governance committee. Mr. Cruz holds a MS in Finance from Harvard University, a certificate in business administration from the Yale School of Management, and a bachelor’s degree from the University of Texas at Austin.

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

Pedro Manuel Zorrilla Velasco, one of our directors since May 2021, served as the Executive Vice President and Chief Operating Officer for the Housing & Mortgage Development the Co-Chief Executive Officer and Chief Operating Officer for the Mexican Stock Exchange from June 2001 until March 2018. Prior to that, From May 1995 until June 2001, Mr. Zorrilla was a Technical Director at the Mexican Banks Association. Since May 2020, Mr. Zorrilla has served on the board of directors of four companies: Consorcio ARA (BMV: ARA), a Mexico-based construction company, EXITUS Capital, a Mexican financial services company, Mexican Auto Dealers Association, a Mexican car dealer organization, and Operadora Valmex de Fondos de Inversion, an authorized investment fund operator in Mexico. Mr. Zorrilla holds his Bachelor’s degree in Economics from Instituto Tecnologico Autonomo de Mexico, and received his Master’s degree in Public Administration from Harvard University’s John F. Kennedy’s School of Government. We believe that Mr. Zorrilla is well qualified to serve on our board of directors due to his banking, investment, and securities experience.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 3, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 6,174,989 shares of our common stock, consisting of (i) 3,803,176 shares of our Class A common stock and (ii) 2,371,813 shares of our Class B common stock, issued and outstanding as of December 31, 2023. On all matters to be voted upon, except as required by law, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A		Class B
	Common Stock		Common Stock		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
Name and Address of Beneficial	Beneficially	Percentage	Beneficially	Percentage	Common
Owner (1)	Owned	of Class	Owned	of Class	Stock
Maquia Investments North America, LLC (2)	2,712,438	71.32%	2,128,715	89.75%	78.39%
Jeff Ransdell	—	—	—	—	—
Jeronimo Peralta	—	—	—	—	—
Guillermo Cruz (2)	2,712,438	71.32%	2,128,715	89.75%	78.39%
Maggie Vo	—	—	—	—	—
Guillermo Cruz Reyes	—	—	—	—	—
Luis Armando Alvarez	—	—	—	—	—
Pedro Manuel Zorrilla Velasco	—	—	—	—	—
Luis Antonio Maquez-Heine	—	—	—	—	—
All executive officers and directors as a group (eight individuals)	2,712,438	71.32%	2,128,715	89.75%	78.39%

Other 5% Stockholders
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 2901 Florida Avenue, Suite 840, Miami, FL 33133.
(2)	Maquia Investments North America, LLC, our Sponsor, is the record holder of the securities reported herein. Guillermo Cruz, is the director and stockholder of our Sponsor. By virtue of this relationship, Guillermo Cruz may be deemed to share beneficial ownership of the securities held of record by our Sponsor. Guillermo Cruz disclaims any such beneficial ownership except to the extent of his pecuniary interest.

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

On November 3, 2022, we issued a press release announcing that the Sponsor had requested that we extend the deadline for consummating a business combination from November 7, 2022 to May 7, 2023 and that the Sponsor had notified us that it intended to deposit an aggregate of monthly contributions of $159,291. into the trust account on or before November 7, 2022. On November 14, 2022, we issued the Third Extension Note, a promissory note in the principal amount of $955,748 to the Sponsor in connection with the Initial Extensions.

On May 4, 2023, we issued a press release announcing that the Sponsor had requested that we extend the deadline for consummating a business combination from May 7, 2022 to February 7, 2024 and that the Sponsor had notified us that it intended to deposit an aggregate of monthly contributions of $27,268 into the trust account on or before May 7, 2022. On May 22, 2023, we issued a Fourth and Fifth Extension Note, two promissory notes in the principal amount of $245,412 and $250,000 respectively to the Sponsor in connection with the Initial Extensions.

On August 2, 2023, we issued a Sixth Extension Note, a promissory note in the principal amount of $150,000 to the Sponsor in connection with the Initial Extensions.

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

On February 5, 2024, Maquia held a special meeting of stockholders, at which, the Company’s stockholders approved a third amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial business combination from February 7, 2024 to August 7, 2024 (or such earlier date as determined by the Board) (the “Fourth Extension”). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on Feb 7, 2024. In anticipation of the special meeting, the Company and the Sponsor entered into a non-redemption agreement with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 538,093 Class A Common Stock sold in the IPO (“Non- Redeemed Shares”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such Third Parties 2.5% per month of the Non-Redeemed Shares up to a maximum of 6 months (depending upon the month the initial business combination is consummated), of the Company’s Class A common stock held by such Third Parties, immediately following the consummation of an initial business combination, if the Third Parties continue to hold such Non-Redeemed Shares through the Special Meeting. Due to additional redemptions of 93,402 Class A common stockholders redeemed in connection with the February 5, 2024 Special Meeting, as of February 29, 2024, there $10,815,892 funds available for an initial business combination.

On April 5, 2024, Amendment No 3 to our Business Combination Agreement with Immersed was executed, which extended the closing date for the Business Combination Agreement to May 7, 2024 and further provided that the Available Cash at Closing increase from $21.9 million to $23.4 million.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $179,220 and $80,790, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2023 and 2022 we did not pay Marcum any audit-related fees.

Tax Fees

We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2023 and 2022.

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

67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Maquia Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Maquia Capital Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before August 7, 2024. The Company entered into a definitive merger/business combination agreement with a business combination target on August 8, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to August 7, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after August 7, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Restatement

As discussed in Note 2 to the financial statements, the 2022 financial statements have been restated to correct certain misstatements related to errors for the accounting for Investments held in the Trust Account and Class A Common Stock subject to possible redemption.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Hartford, CT

April 15, 2024

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022 (restated)
ASSETS
Current asset
Cash and cash equivalents	$137,800	$67,022
Prepaid expenses	12,915	66,301
Due from Sponsor	475,038	—
Total current assets	625,753	133,323

Due from Sponsor	—	209,262
Investments held in the Trust Account	11,957,157	37,570,177
Total Assets	$12,582,910	$37,912,762

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$663,559	$670,895
Income taxes payable	25,446	—
Excise tax payable	265,380	—
Notes payable – Sponsor at cost	1,640,507	318,584
Note payable – Sponsor at fair value (cost: $3,461,944 at December 31, 2023 and 2022, respectively)	1,803,529	1,037,272
Total current liabilities	4,398,421	2,026,751

Deferred tax liability	—	46,496
Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability – Private Placement Warrants	5,837	11,675
Warrant liability – Public Warrants	160,117	311,575
Total liabilities	9,757,291	7,589,413

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 1,090,718 and 3,539,809 shares at redemption value of $11.63 and $10.58 per share as of December 31, 2023 and 2022, respectively	12,680,351	37,456,519

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,712,438 and 583,743 issued and outstanding as of December 31, 2023 and 2022, respectively (excluding 1,090,718 and 3,539,809 shares subject to possible redemption as of December 31, 2023 and 2022, respectively)	271	58
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,371,813 and 4,500,528 issued and outstanding as of December 31, 2023 and 2022, respectively	237	450
Accumulated deficit	(9,855,240)	(7,133,678)
Total Stockholders’ Deficit	(9,854,732)	(7,133,170)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$12,582,910	$37,912,762

The accompanying notes are an integral part of these consolidated financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022 (restated)
General and administrative expenses	$1,082,713	$1,012,437
Total expenses	1,082,713	1,012,437

Other income
Unrealized and realized gain on investment held in Trust Account	1,035,607	1,942,709
Change in fair value of derivative liabilities	(608,960)	6,600,605

Total other income	426,647	8,543,314
(Loss) income before tax	(656,066)	7,530,877
(Loss) income tax expense	(304,024)	(337,607)
Net (loss) income	$(960,090)	$7,193,270
Weighted average shares outstanding of Class A Common Stock, basic and diluted	3,994,189	15,737,185
Basic and diluted net (loss) income per share – Class A Common Stock	$(0.14)	$0.36
Weighted average shares outstanding of Class B Common Stock, basic and diluted	3,015,106	4,500,528
Basic and diluted net (loss) income per share – Class B Common Stock	$(0.14)	$0.36

The accompanying notes are an integral part of these consolidated financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B
	Common Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance as of January 1, 2023	583,723	$58	4,500,528	$450	$(7,133,678)	$(7,133,170)

Conversion of Class B to Class A common stock	2,128,715	213	(2,128,715)	(213)	—	—

Finance cost of shares to be issued under non-redemption agreements	—	—	—	—	879,900	879,900

Contribution from Sponsor of shares to be issued under non-redemption agreements	—	—	—	—	(879,900)	(879,900)

Excise tax on redemption of Class A common stock	—	—	—	—	(265,380)	(265,380)

Remeasurement of Class A common stock to redemption value	—	—	—	—	(1,496,092)	(1,496,092)

Net loss	—	—	—	—	(960,090)	(960,090)

Balance December 31, 2023	2,712,438	$271	2,371,813	$237	(9,855,240)	(9,854,732)

	Class A		Class B
	Common Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance as of January 1, 2022	583,723	$58	4,500,528	$450	$(9,310,329)	$(9,309,821)

Remeasurement of Class A common stock to redemption value	—	—	—	—	(5,016,618)	(5,016,618)
Net income	—	—	—	—	7,193,270	7,193,270
Balance December 31, 2022	583,723	$58	4,500,528	$450	(7,133,678)	(7,133,170)

The accompanying notes are an integral part of these consolidated financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022 (restated)
Cash Flows From Operating Activities:
Net (loss) income	$(960,090)	$7,193,270
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized and realized gains on investments held in the Trust Account	(1,035,607)	(1,942,709)
Offering costs allocated to warrants	—	—
Change in fair value of derivative liabilities	608,960	(6,600,605)
Changes in operating assets and liabilities:
Prepaid expenses	53,386	141,499
Income tax payable	(265,666)	—
Deferred tax liability	(46,496)	46,496
Accounts payable and accrued expenses	283,776	344,460
Net Cash Used In Operating Activities	(1,361,737)	(817,590)

Cash Flows From Investing Activities:
Cash withdrawn from the Trust Account for redemptions	26,538,036	143,872,097
Cash withdrawn from the Trust Account for taxes	1,227,796	—
Cash deposited into Trust Account	(1,117,209)	(3,780,526)
Net Cash Provided by (Used In) Financing Activities	26,648,623	140,091,571

Cash Flows From Financing Activities:
Proceeds from the Sponsor promissory note	1,321,928	3,780,526
Redemption of Class A common stock	(26,538,036)	(143,462,986)
Net Cash (Used in) Provided By Financing Activities	(25,216,108)	(139,682,460)

Net change in cash	70,778	(408,479)

Cash at beginning of period	67,022	475,500

Cash at end of period	$137,800	$67,022

Supplemental disclosure of cash payments:
Cash paid for taxes	$708,798	$—

Supplemental disclosure of non-cash financing activities:
Due from Sponsor	$265,776	$209,262
Remeasurement of Class A common stock subject to possible redemption	$1,496,092	$5,016,618
Excise tax payable	$265,380	—

The accompanying notes are an integral part of these consolidated financial statements

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

At December 31, 2023, the Company had not yet commenced any operations. All activity through December 31, 2023 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

In connection with the November 4, 2022, special meeting, stockholders holding 13,769,910 shares of Class A common stock (“Public Shares”) exercised their right to redeem such shares. Following redemptions, the Company had 3,539,809 Public Shares outstanding.

In connection with the May 5, 2023, special meeting, stockholders holding 2,449,091 shares of Class A common stock (“Public Shares”) exercised their right to redeem such shares. Following redemptions, the Company has 1,090,718 Public Shares outstanding.

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

Prior to the amendment to the Company’s charter on November 4, 2022, the Company had until November 7, 2022 to consummate a Business Combination. On November 4, 2022, the Company held a special meeting of stockholders in which the Company’s stockholders approved an amendment to extend the date by which the Company must consummate a Business Combination from November 7, 2022 to May 7, 2023 (the “Combination Period”). The Sponsor will make monthly loans of $159,291 for this extension. As of December 31, 2023, an aggregate of $955,748 had been deposited into the trust account. If the Company is unable to complete a Business Combination within the Combination Period, unless it seeks additional extensions approved by the stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

Prior to the amendment to the Company’s charter on May 5, 2023, the Company had until May 7, 2023 to consummate a Business Combination. On May 5, 2023, the Company held a special meeting of stockholders in which the Company’s stockholders approved an amendment to extend the date by which the Company must consummate a Business Combination from May 7, 2023 to February 7, 2024 (the “Combination Period”). The Sponsor will make monthly loans of $27,268 for this extension. As of December 31, 2023, an aggregate of $218,144 had been deposited into the trust account to support the monthly extensions. If the Company is unable to complete a Business Combination within the Combination Period, unless it seek addtional extensions approved by the stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

On February 5, 2024, the Company, held a Special Meeting at which time the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to the date by which the Company must consummate its initial business combination from February 7, 2024 to August 7, 2024 (or such earlier date as determined by the Board) The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on Feb 7, 2024.

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

On August 8, 2023, Maquia executed the Business Combination Agreement with Immersed. On October 4, 2023, Maquia, Immersed and Merger Sub entered into Amendment No. 1 to the Business Combination Agreement. On January 8, 2024, the parties entered into Amendment No. 2 to the Business Combination Agreement. On April 5,2024 the parties entered into Amendment No. 3 to the Business Combination Agreement extending the closing date for the Business Combination Agreement with Immersed, Inc. to May 7, 2024, subject to the Available Cash at closing being increased from $21.9 million to $23.4 million. Should such sum not be available at closing, the business combination with Immersed, Inc. will not close.

Use of Funds Restricted for Payment of Taxes

In 2023, the Company determined an overdraw of interest and dividend income earned in the Trust Account for taxes. Since the Company went public on June 2021, the Company has incurred income and franchise tax for a total cumulative amount of $1,126,832 as of December 31, 2023. According to the Investment Management Trust Agreement, income and franchise tax expense is an allowable withdrawal from trust. The Company has withdrawn a total cumulative amount of $1,375,000 as of December 31, 2023. As such as of December 31, 2023, the Company has over withdrawn the trust $248,168 as of December 31, 2023. On April 5, 2024, the Company’s Sponsor replenished the over-withdrawal amount, including interest of $6,512, directly to the Trust.

Also in 2023, in connection with redemptions that occurred in November 2022, the Company determined it did not withdraw all the interest from the trust account that it was allowed to withdraw to cover federal income and State of Delaware franchise taxes which had accrued in the amount of $261,900 and, therefore, the redemption payment should have been adjusted down to $10.40 per share. As a result, the redeeming stockholders were overpaid in the amount of $208,342. In March 2024, the Company learned that the efforts to recover the overpayment amount from redeeming stockholders had not occurred. Consequently, on March 27, 2024, the Company’s Sponsor replenished the overpayment amount, including interest of $12,016, directly to the Trust. The Company intends to promptly initiate recovery efforts from the redeeming stockholders through CST. Redeeming Stockholders are being notified of this situation and are being instructed to return the Overpayment Amount to CST.

The Company requested and received from Continental Stock Transfer & Trust Company, a waiver of these instances of non-compliance with the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before August 7, 2024. The Company entered into a definitive merger/business combination agreement with a business combination target on August 8, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to August 7, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after August 7, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal year 2024. As of December 31, 2023, the Company had an excise tax payable of $265,380.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2023, the Company determined that there were errors for the accounting for Investments held in the Trust Account and Class A Common Stock subject to possible redemption in the previously issued 2022 financial statements as well as the unaudited interim financial information for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

December 31, 2022

	As Previously Reported	Adjustments	As Restated
Balance Sheet:
Due from Sponsor	$—	$209,262	$209,262
Total Assets	37,703,500	209,262	37,912,762
Class A Common Stock subject to possible redemption	37,247,257	209,262	37,456,519
Total Liabilities, Temporary Equity and Stockholders’ Deficit	37,703,500	209,262	37,912,762
Redemption price	10.52	0.06	10.58

Statement of Cash Flows:
Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A common stock subject to possible redemption	5,016,618	209,262	5,225,880
Due from Sponsor	—	209,262	209,262

March 31, 2023

	As Previously Reported	Adjustments	As Restated
Balance Sheet:
Due from Sponsor	$—	$211,945	$211,945
Total Assets	38,515,189	211,945	38,727,134
Class A Common Stock subject to possible redemption	37,992,262	211,945	38,204,207
Total Liabilities, Temporary Equity and Stockholders’ Deficit	38,515,189	211,945	38,727,134
Redemption price	10.73	0.06	10.79

Statement of Cash Flows:
Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A common stock subject to possible redemption	745,006	211,945	956,951
Due from Sponsor	—	211,945	211,945

June 30, 2023

	As Previously Reported	Adjustments	As Restated
Balance Sheet:
Due from Sponsor	$—	$214,693	$214,693
Total Assets	12,289,235	214,693	12,503,928
Class A Common Stock subject to possible redemption	11,899,026	214,693	12,113,719
Total Liabilities, Temporary Equity and Stockholders’ Deficit	12,289,235	214,693	12,503,928
Redemption price	10.91	0.20	11.11

Statement of Cash Flows:
Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A common stock subject to possible redemption	1,189,805	214,693	1,404,498
Due from Sponsor	—	214,693	214,693

September 30, 2023

	As Previously Reported	Adjustments	As Restated
Balance Sheet:
Due from Sponsor	$—	$217,507	$217,507
Total Assets	11,982,714	217,507	12,200,221
Class A Common Stock subject to possible redemption	12,033,190	217,507	12,250,697
Total Liabilities, Temporary Equity and Stockholders’ Deficit	11,982,714	217,507	12,200,221
Redemption price	11.03	0.20	11.23

Statement of Cash Flows:
Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A common stock subject to possible redemption	1,323,969	217,507	1,541,476
Due from Sponsor	—	217,507	217,507

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

These consolidated financial statements include the accounts of Maquia Capital Acquisition Corporation and its wholly owned subsidiary, Maquia Merger Sub, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2023 or December 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023, December 31, 2022, March 31, 2023, June 30, 2023, and September 30, 2023, the shares of the Class A common stock subject to possible redemption in the amount of $12,680,351, $37,456,519, $38,204,207, $12,113,719 and 12,250,697, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

	Shares	Dollars
Class A common stock subject to possible redemption - December 31, 2021	17,309,719	$175,693,636

Redemption and withdrawals	(13,769,910)	(143,462,997)
Due from Sponsor (restated)	—	209,262
Remeasurement carrying value to redemption value	—	5,016,618
Class A common stock subject to possible redemption – December 31, 2022	3,539,809	37,456,519

Due from Sponsor	—	265,776
Redemption and withdrawals	(2,449,091)	(26,538,036)
Remeasurement carrying value to redemption value	—	1,496,092
Class A common stock subject to possible redemption – December 31, 2023	1,090,718	$12,680,351

Net (loss) income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating (loss) income per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from (loss) income per common share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. As of December 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the period presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Year
	Ended December 31,
	2023
	Class A	Class B
Basic and diluted net (loss) per share
Numerator:
Allocation of net (loss)	$(547,099)	$(412,991)
Denominator:
Basic and diluted weighted average shares outstanding	3,994,189	3,015,106

Basic and diluted net (loss) per share	$(0.14)	$(0.14)

	For the
	Year Ended
	December 31, 2022
	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$5,593,607	$1,599,663
Denominator:
Basic and diluted weighted average shares outstanding	15,737,185	4,500,528

Basic and diluted net income per share	$0.36	$0.36

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2023 and 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Level 1Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.

Level 2Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3Inputs: Significant inputs into the valuation model are unobservable.

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

The Company has determined that the conversion option of the First Extension Note is a derivative instrument. The Company has elected to recognize the First Extension Note, including the conversion option, at fair value as permitted under ASC Topic 815. The First Extension Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized an unrealized loss of $766,257 and an unrealized gain on fair value of debt for the change in the fair value of the first extension Note of $2,424,673 for years ended December 31, 2023 and 2022, respectively, which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

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

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently assessing what impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

We do not believe that any recently other issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Specifically, this guidance requires entities to utilize a new “expected loss” model as it relates to financial instruments and receivables. The adoption of ASU 2016-13 did not have any impact to the Company’s financial position, results of operations or cash flows.

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of an aggregate of 583,743 units, which includes underwriters’ over-allotment, to the Sponsor at a purchase price of $10.00 per unit, generating gross proceeds to the Company in the amount of $5,837,430. In 2021, due to the downsizing of the Initial Public Offering, $124,289 of funds were returned to the Sponsor.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of December 31, 2023 and 2022, the balance outstanding under the promissory note with the Sponsor was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the

Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

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

The Company elected the Fair Value option of accounting for the First Extension Note.

On May 3, 2022, the Company issued a promissory note (the “Note”) in the principal amount of $1,730,972 (the “Extension Payment”) to the Sponsor in connection with the First Extension (as defined below). The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. On August 4, 2022, the Company amended and restated the Note (the “Amended Note”) in its entirety solely to increase the principal amount thereunder from $1,730,972 to $3,461,944 in connection with the Second Extension.

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

The Company will cause the Extension Funds to be deposited into the Trust Account, which equates to approximately $0.045 per non-redeemed Public Share, for each month past November 7, 2022 until May 7, 2023 that the Company needs to complete an Initial Business Combination. The Company deposited $637,166 into the trust account in 2023 related to the Extension funds.

On May 5, 2023, as a result of stockholder approval of the Extension and the Company’s implementation thereof, on May 22, 2023, the Company issued two promissory notes in the principal amount of up to $245,412 and $250,000 respectively to the Sponsor.

On August 2, 2023, the Company issued an additional promissory note to the Sponsor for an amount of $150,000.

The Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s Initial Business Combination, or (b) the date of the liquidation of the Company.

Based on the outstanding 1,090,718 Public Shares following redemptions, each monthly Contribution will be $27,268 which will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof). The Company will have the sole discretion whether to continue extending for additional calendar months until August 7, 2024. If the Company opts not to utilize any remaining portion of the Extension Period, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate. The Company made deposits totaling $218,144 during the year ended December 31, 2023, representing the respective months of extension payments related to the new 2023 notes.

As of December 31, 2023 and 2022, outstanding loans, at cost, totaled $5,102,453 and $3,780,526, respectively, at December 31, 2023 and 2022, and the carrying value was $3,444,038 and $1,355,854, respectively, at December 31, 2023 and 2022 (see Note 8).

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

NOTE 7. WARRANTS

At December 31, 2023 and December 31, 2022, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding, respectively.

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

For the Private Placement Warrants at December 31, 2023, the following assumptions were used to calculate the fair value:

	December 31,		December 31,
	2023		2022
Risk-free interest rate	3.84%		3.98%
Expected life	5.19	years	5.35	years
Expected volatility of underlying stock	0%		0%
Dividends	0%		0%

As of December 31, 2023 and December 31, 2022, the derivative liability associated with warrants was $165,954 and $323,251, respectively. In addition, for the years ended December 31, 2023 and 2022, the Company recorded a loss of $157,297 and a gain of $4,175,922, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations.

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2023 and December 31, 2022, there were 3,803,176 and 4,123,552 shares of the Class A Common Stock, including 1,090,718 and 3,539,809, respectively, of shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheets.

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

In connection with the Meeting, stockholders holding 13,769,910 shares of Class A common stock (“Public Shares”) exercised there right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”). As a result, approximately $143,462,997 (approximately $10.42 per Public Share) was removed from the Trust Account and paid to such holders and approximately $36.9 million remains in the Trust Account after the redemption event. Following this redemption, the Company has 3,539,809 Public Shares outstanding.

In April 2023, the Company converted 2,128,715 of Class B Common Stock to non-redeemable Class A Common Stock increasing non-redeemable Class A Common Stock from 583,743 shares to 2,712,458 shares and reducing Class B Common Stock from 4,257,430 shares to 2,128,715 shares.

On May 5, 2023, the Company held a special meeting in lieu of the 2023 annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from May 7, 2023 to February 7, 2024 or such earlier date as determined by the Company’s board of directors (the “Board”). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on May 5, 2023.

In connection with the Meeting, stockholders holding 2,449,091 shares of Class A common stock (“Public Shares”) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”). As a result, approximately $26,538,036 (approximately $10.84 per Public Share) was removed from the Trust Account and paid to such holders and approximately $11.9 million remained in the Trust Account after the redemption event. Following this redemption, the Company has 1,090,718 Public Shares outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 2,371,813 and 4,500,528 shares of Class B common stock issued and outstanding held by the Sponsor a consultant and the underwriter.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in the Trust Account	1	$11,957,157	$37,570,177

Liabilities:
Note payable – Sponsor	3	$1,803,529	1,037,272
Warrant Liability – Private Placement Warrants	3	$5,837	$11,675
Warrant Liability – Public Warrants	1	$160,117	$311,575

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities in the balance sheets. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the statement of operations.

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

As of December 31, 2023 and 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2023 and 2022, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2023 and 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2023 and 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

As of December, 31, 2023, the fair value of the First Extension Note is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 5.5% and spread on extrapolatable corporate bonds of 8.6% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $11.40, six-month risk-free yield of 5.5% and volatility of 19.4% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.02 from the convertible units. The assumption for the probably of a business combination is 50%.

As of December, 31, 2022, the fair value of the first extension note is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 4.5% and spread on extrapolatable corporate bonds of 11.2% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $10.42, six-month risk-free yield of 4.5% and volatility of 31.6% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.10 from the convertible units. The assumption for the probably of a business combination is 30%.

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

NOTE 10. TAXES

The Company’s net deferred tax assets (liabilities) is as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets (liabilities):
Net operating losses	$—	$—
Start up costs	393,626	207,331
Unrealized gain on investments held in Trust account	—	(46,496)
Total deferred tax assets	393,626	160,835

Valuation Allowance	(393,626)	(207,331)

Deferred tax liability, net	$—	$(46,496)

Below is breakdown of the income tax provision.

	For the	For the
	Year	Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Federal
Current	$278,332	$234,087
Deferred	(193,078)	(38,730)
State and local
Current	72,526	48,434
Deferred	(40,050)	(8,013)
Change in valuation allowance	186,294	101,829
Income tax provision	$304,024	$337,607

There were no NOLs as of December 31, 2023 and 2022. The net operating losses are not available to be used until the tax returns are filed.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $186,294 and $101,829

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the	For the
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
U.S. federal statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	4.4%	4.4%
Change in fair value of warrant liability	6.1%	(14.1)%
Change in fair value of debt	(29.8)%	(8.2)%
Non-deductible costs	(20.3)%	—%
Return to provision adjustment	(9.9)%	—%
Valuation allowance	(17.9)%	1.4%
Income tax provision	(46.4)%	4.5%

The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023 and 2022, due to the valuation allowance recorded on the Company’s net operating losses and start up costs as well as the change in the fair value of the warrant liability and debt, state tax, net of federal tax benefit and the warrant issuance costs. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement

On January 8, 2024, Maquia, the Company and Merger Sub entered into Amendment No. 2 to the Business Combination Agreement (the “Amended BCA”) to extend the date after which either Maquia or Immersed may terminate the Business Combination Agreement from March 7, 2024 to April 7, 2024. On April 5, 2024, the Closing date for the Business Combination Agreement was further extended to May 7, 2024.

Delisting Notice

On January 8, 2024, the Company, received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) (the “Notice”) of failure to satisfy a continued listing standard from Nasdaq under Listing Rule 5620(a). The Notice indicated that the Company failed to hold an annual meeting of stockholders within the required twelve-month period from the end of the Company’s fiscal year. The Notice is only a notification of deficiency, not of imminent delisting.

Extension Amendment

On February 5, 2024, the Company, held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from February 7, 2024 to August 7, 2024 (or such earlier date as determined by the Board) (the “Extension Amendment Proposal”). In connection with the vote to approve the Extension Amendment Proposal, public stockholders holding 93,402 of the Company’s Class A common stock, par value $0.0001, properly exercised their right to redeem their shares for a cash payment out of the Company’s trust account in connection with the Extension Amendment Proposal.

Redemption Overpayment

On November 4, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders (the “Meeting”). The purpose of the Meeting was, among other things, to approve Extension #1 extending the outside date for completing the Business Combination. In connection with the Meeting, as set forth in the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2022, the holders of 13,769,910 shares of the Company’s Class A common stock (the “Redeeming Stockholders”) properly exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”).

On November 30, 2022, a redemption payment was made to the Redeeming Stockholders by Continental Stock Transfer & Trust Company (“CST”), as trustee of the trust account set up at the time of the Company’s initial public offering for the benefit of the Company’s public stockholders (the “Trust Account”), at a rate of $10.41858638 per share. It was later determined in mid-2023 that the Company did not withdraw all the interest from the Trust Account that it was allowed to withdraw to cover federal income and State of Delaware franchise taxes (collectively the “Taxes”) which had accrued in the amount of $261,900 and, therefore, the redemption payment should have only been $10.40345615 per share. This meant that the Redeeming Stockholders were overpaid in the amount of $0.01513023 per share or a total of $208,342 (the “Overpayment Amount”).

EXHIBIT INDEX

Exhibit No.	Description
1.1*

Underwriting Agreement, dated May 4, 2021, by and between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S 1 (File No. 333 253167) filed on March 22, 2021).

2.1†*

Business Combination Agreement, dated as of August 8, 2023, by and among the Registrant, Merger Sub, Inc. and Immersed Inc. (included as Annex A-1 to the proxy statement/prospectus/consent solicitation statement which forms a part of the S4/A registration statement filed January 26, 2024).

2.2†*

Amendment No. 1 to Business Combination Agreement, dated as of October 4, 2023, by and among the Registrant, Merger Sub, Inc. and Immersed Inc. (included as Annex A-2 to the proxy statement/prospectus/consent solicitation statement which forms a part of the S4/A registration statement filed January 26, 2024).

2.3†*

Amendment No. 2 to Business Combination Agreement, dated as of January 8, 2024, by and among the Registrant, Merger Sub, Inc. and Immersed Inc. (included as Annex A-3 to the proxy statement/prospectus/consent solicitation statement which forms a part of the S4/A registration statement filed January 26, 2024).

2.4**	Amendment No. 3 to Business Combination Agreement, dated as of April 5, 2024, by and among the Registrant, Merger Sub, Inc. and Immersed Inc.
3.1*

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by refere nce to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253167) filed on March 22, 2021).

3.2*	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253167) filed on February 16, 2021).
3.3*

Form of Amended and Restated Bylaws of Maquia (included as Annex C to the proxy statement/prospectus/consent solicitation statement which forms a part of the S4/A registration statement filed January 26, 2024)).

3.4*	Certificate of Correction to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022).
3.5*	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2022).
3.6*	Second Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s DEF 14A, filed with the SEC on April 24, 2023).
3.7*	Third Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s DEF 14A, filed with the SEC on January 29, 2024).
4.1*	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253167) filed on March 23, 2021).
4.2*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253167) filed on March 22, 2021).
4.3*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253167) filed on March 22, 2021).
4.4*

Warrant Agreement, dated May 4, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2021).

4.5*	Description of Registered Securities (incorporated by reference to Exhibit 4.5 Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022)
10.1†*

Stockholder Support Agreement, dated as of August 8, 2023, by and among the Registrant, Merger Sub. and certain stockholders of Immersed Inc. party thereto (included as Annex F to the proxy statement/prospectus/consent solicitation statement which forms a part of the S4/A registration statement filed January 26, 2024).

10.2*

Sponsor Support Agreement, dated as of August 8, 2023, by and among Maquia, Immersed and the Sponsor (included as Annex G-1 to the proxy statement/prospectus/consent solicitation statement which forms a part of the S4/A registration statement filed January 26, 2024).

10.3*

Amendment No. 1 to Sponsor Support Agreement, dated as of October 4, 2023, by and among Maquia, Immersed and the Sponsor (included as Annex G-2 to the proxy statement/prospectus/consent solicitation statement which forms a part of the S4/A registration statement filed January 26, 2024).

10.4*

Form of Amended and Restated Registration Rights Agreement (included as Exhibit A to Annex A-1 to the proxy statement/prospectus/consent solicitation statement which forms a part of the S4/A registration statement filed January 26, 2024).

10.7*

Administrative Support Agreement, dated February 16, 2021, between the Registrant and ARC Group, Ltd. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on form S-1(File No. 333-253167) filed March 23, 2021.

10.8*

Letter Agreement from each of the Registrant’s initial shareholders, officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253167) filed on March 22, 2021).

10.9*

Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253167) filed on March 22, 2021).

10.10*

Registration Rights Agreement, dated as of August 10, 2021, between the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253167) filed on March 22, 2021).

10.11*

Form of Director and Officer Indemnification Agreement (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-253167), filed with the SEC on March 23, 2021).

10.12*#	Immersed Inc. 2017 Stock Option Plan.
10.13#

Immersed Inc. 2024 Incentive Award Plan (included as Annex D to the proxy statement/prospectus/consent solicitation statement which forms a part of the S4/A registration statement filed January 26, 2024).).

10.14*

Promissory Note (Amended and Re-stated) dated August 4, 2022, made by the Registrant in favor of Maquia Investment North America LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2022).

10.15*

Promissory Note dated November 14, 2022, made by the Registrant in favor of Maquia Investment North America LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2022).

10.16*

Promissory Note dated May 22, 2023, made by the Registrant in favor of Maquia Investment North America LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 25, 2023).

10.17*

Promissory Note dated May 22, 2023, made by the Registrant in favor of Maquia Investment North America LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 25, 2023).

10.18*

Promissory Note dated August 2, 2023, made by the Registrant in favor of Maquia Investment North America LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2023).

10.19*	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 5, 2023)
10.20*	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 23, 2024).
14*	Code of Ethics (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-253167), filed with the SEC on March 23, 2021).
31.1**

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**

Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy
99.1*	Audit Committee Charter (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-253167), filed with the SEC on March 23, 2021)
99.2*’	Compensation Committee Charter (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-253167), filed with the SEC on March 23, 2021).
101.INS***	Inline XBRL Instance Document.*
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF***	Inline XBRL Definition Linkbase Document.*
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104***	Cover Page Interactive Data File (Embedded as Inline XBRL and contained in Exhibit 101).*

*	Previously filed.
**	To be filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

***

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2024	Maquia Capital Acquisition Corporation

	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeff Ransdell	Chief Executive Officer	April 15, 2024
Jeff Ransdell	(Principal Executive Officer)

/s/ Jeronimo Peralta	Chief Financial Officer	April 15, 2024
Jeronimo Peralta	(Principal Financial and Accounting Officer)

/s/ Guillermo Cruz	Chief Operating Officer	April 15, 2024
Guillermo Cruz

/s/ Maggie Vo	Chief Investment Officer	April 15, 2024
Maggie Vo

/s/ Guillermo Cruz Reyes	Director	April 15, 2024
Guillermo Cruz Reyes

/s/ Luis Armando Alvarez	Director	April 15, 2024
Luis Armando Alvarez

/s/ Pedro Manuel Zorrilla Velasco	Director	April 15, 2024
Pedro Manuel Zorrilla Velasco

/s/ Luis Antonio Marquez-Heine	Director	April 15, 2024
Luis Antonio Marquez-Heine