Form 10-Q
period 2024-03-31
Maquia Capital Acquisition Corp
filed 2024-06-17
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of June 14, 2024, there were 3,709,774 shares of Class A Common Stock, par value $0.0001 per share, and 2,371,813 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

Item 1. Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current asset
Cash and cash equivalents	$196,833	$137,800
Prepaid expenses	—	12,915
Due from Sponsor	311,563	475,038
Total current assets	508,396	625,753

Due from Sponsor	—	—
Investments held in the Trust Account	11,218,498	11,957,157
Total Assets	$11,726,894	$12,582,910

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$772,364	$663,559
Income taxes payable	59,179	25,446
Excise tax payable	275,665	265,380
Notes payable – Sponsor at cost	1,800,123	1,640,507
Note payable – Sponsor at fair value (cost: $3,461,944 at March 31, 2024 and December 31, 2023, respectively)	1,746,823	1,803,529
Total current liabilities	4,654,154	4,398,421

Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability – Private Placement Warrants	8,756	5,837
Warrant liability – Public Warrants	259,646	160,117
Total liabilities	10,115,472	9,757,291

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 997,316 and 1,090,718 shares at redemption value of $11.80 and $11.63 per share as of March 31, 2024 and December 31, 2023, respectively	11,766,029	12,680,351

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,712,438 issued and outstanding as of March 31, 2024 and December 31, 2023, (excluding 997,316 and 1,090,718 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively)	271	271
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,371,813 issued and outstanding as of March 31, 2024 and December 31, 2023	237	237
Accumulated deficit	(10,155,115)	(9,855,240)
Total Stockholders’ Deficit	(10,154,607)	(9,854,732)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$11,726,894	$12,582,910

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2024	2023
General and administrative expenses	$237,978	$169,993
Total expenses	237,978	169,993

Other income
Unrealized and realized gain on investment held in Trust Account	154,497	407,821
Change in fair value of derivative liabilities	(45,744)	131,122
Total other income	108,753	538,943
(Loss) income before tax	(129,225)	368,949
Income tax expense	(33,733)	(90,689)
Net (loss) income	$(162,958)	$278,260
Weighted average shares outstanding of Class A Common Stock, basic and diluted	3,764,597	4,123,552
Basic and diluted net (loss) income per share - Class A Common Stock	$(0.03)	$0.03
Weighted average shares outstanding of Class B Common Stock, basic and diluted	2,371,823	4,500,528
Basic and diluted net (loss) income per share - Class B Common Stock	$(0.03)	$0.03

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B
	Common Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2024	2,712,438	$271	2,371,813	$237	$(9,855,240)	$(9,854,732)

Exercise tax payable	—	—	—	—	(10,285)	(10,285)
Fair value of shares issued under non-redemption agreements	—	—	—	—	(89,348)	(89,348)
Sponsor contribution for shares issued under non-redemption agreement	—	—	—	—	89,348	89,348
Remeasurement of Class A common stock to redemption value	—	—	—	—	(126,632)	(126,632)
Net loss	—	—	—	—	(162,958)	(162,958)
Balance March 31, 2024	2,712,438	$271	2,371,813	$237	$(10,155,115)	$(10,154,607)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B
	Common Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2023	583,723	$58	4,500,528	$450	$(7,133,678)	$(7,133,170)

Remeasurement of Class A common stock to redemption value	—	—	—	—	(745,006)	(745,006)
Net income	—	—	—	—	278,260	278,260
Balance March 31, 2023	583,743	$58	4,500,528	$450	(7,600,424)	(7,599,916)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net (loss) income	$(162,958)	$278,260
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized and realized gains on investments held in the Trust Account	(154,497)	(407,821)
Change in fair value of derivative liabilities	45,743	(131,122)
Changes in operating assets and liabilities:
Prepaid expenses	12,915	39,376
Deferred tax liability	—	6,318
Accounts payable, accrued expenses, and income tax payable	85,152	180,359
Net Cash Used In Operating Activities	(173,645)	(34,630)

Cash Flows From Investing Activities:
Cash withdrawn from the Trust for redemptions	1,028,479	—
Cash withdrawn from the Trust for taxes	100,000	—
Cash deposited into the Trust	(235,323)	(477,875)
Net Cash Provided By (Used In) Investing Activities	893,156	(477,875)

Cash Flows From Financing Activities:
Repayment to redeeming shareholders	(1,028,479)	—
Proceeds from due from sponsor	208,385	—
Proceeds from Note payable - sponsor	159,616	477,875
Net Cash (Used In) Provided By Investing Activities	(660,478)	477,875

Net change in cash	59,033	(34,630)

Cash at beginning of period	137,800	67,022

Cash at end of period	$196,833	$32,392

Supplemental disclosure of non-cash financing activities:
Excise Tax payable	$10,285	$—
Remeasurement of Class A common stock subject to possible redemption	$126,632	$956,951
Due from Sponsor	$44,909	$211,945
Accrued redemptions payable	$57,385	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

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

At March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Sponsor and Initial Financing

The Company’s Sponsor is Maquia Investment North America LLC, (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 4, 2021. On May 7, 2021, the Company closed its Initial Public Offering of 16,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $160 million, and incurring offering costs of approximately $7.0 million, inclusive of $5,192,916 million in deferred underwriting commissions (Note 4). Each Unit consists of one share of the Company’s Class A common stock (the “Public Shares”) and one-half of one redeemable warrant (each, a “Warrant” and, collectively, the “Warrants”). On May 7, 2021, the Company issued 160,000 shares of Class B common stock to the underwriter for services rendered and recorded $1,209,600 which is recorded as a stock issuance cost.

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private sale (the “Private Placement”) of 551,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of approximately $5,510,000 (Note 3). The Private Placement Units are identical to the Units in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.

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

In connection with the May 5, 2023, special meeting, stockholders holding 2,449,091 shares of Class A common stock exercised their right to redeem such shares. Following redemptions, the Company has 1,090,718 Public Shares outstanding.

In connection with the February 5, 2024, special meeting, stockholders holding 93,402 of the Company’s Class A common stock exercised their right to redeem such shares. Following redemptions, the Company has 997,316 Public Shares outstanding.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share (redemption price as of March 31, 2024 and December 31, 2023 was $11.80 and $11.63, respectively)), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Prior to the amendment to the Company’s charter on November 4, 2022, the Company had until November 7, 2022 to consummate a Business Combination. On November 4, 2022, the Company held a special meeting of stockholders in which the Company’s stockholders approved an amendment to extend the date by which the Company must consummate a Business Combination from November 7, 2022 to May 7, 2023 (the “Combination Period”). The Sponsor made monthly loans of $159,291 for this extension. As of March 31, 2024 and December 31, 2023, an aggregate of $955,748 had been deposited into the trust account related to this extension. If the Company is unable to complete a Business Combination within the Combination Period, unless it seeks additional extensions approved by the stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

Prior to the amendment to the Company’s charter on May 5, 2023, the Company had until May 7, 2023 to consummate a Business Combination. On May 5, 2023, the Company held a special meeting of stockholders in which the Company’s stockholders approved an amendment to extend the date by which the Company must consummate a Business Combination from May 7, 2023 to February 7, 2024 (the “Third Combination Period”). The Sponsor made make monthly loans of $27,268 for this extension. As of March 31, 2024 and December 31, 2023, an aggregate of $245,412 and $218,144, respectively, had been deposited into the trust account to support the monthly extensions related to this extension. If the Company is unable to complete a Business Combination within the Third Combination Period, unless it seek additional extensions approved by the stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Third Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

On February 5, 2024, the Company held a Special Meeting at which time the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to the date by which the Company must consummate its initial business combination from February 7, 2024 to August 7, 2024 (or such earlier date as determined by the Board). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on Feb 7, 2024.  In connection with this extension, the Company and the Sponsor entered into a non-redemption agreement with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 538,093 shares of Maquia Class A Common Stock sold in the IPO (“Non-Redeemed Shares”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such Third Parties 2.5% per month of the Non-Redeemed Shares up to a maximum of 6 months (depending upon the month the initial business combination is consummated), of the Company’s Class A common stock held by such Third Parties, immediately following the consummation of an initial business combination, if the Third Parties continue to hold such Non-Redeemed Shares through the Fourth Extension Meeting. In connection with the vote to approve the Extension Amendment Proposal, public stockholders holding 93,402 of the Company’s Class A common stock, par value $0.0001, properly exercised their right to redeem their shares for a cash payment out of the Company’s trust account in connection with the Extension Amendment Proposal leaving a balance of 997,316 class A Common shares in the hands of the Public Shareholders.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.15 per share (whether or not the underwriters’ over - allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On August 8, 2023, Maquia executed the Business Combination Agreement with Immersed, Inc. (“Immersed”). On October 4, 2023, Maquia, Immersed and Merger Sub entered into Amendment No. 1 to the Business Combination Agreement. On January 8, 2024, the parties entered into Amendment No. 2 to the Business Combination Agreement. On April 5,2024 the parties entered into Amendment No. 3 to the Business Combination Agreement extending the closing date for the Business Combination Agreement with Immersed, Inc. to May 7, 2024, subject to the Available Cash at closing being increased from $21.9 million to $23.4 million. Should such sum not be available at closing, the business combination with Immersed, Inc. will not close.

On May 20, 2024, pursuant to Section 9.01(a) of the Business Combination Agreement, Maquia and Immersed entered into a Termination of Business Combination Agreement (“Termination Agreement”) pursuant to which the Business Combination Agreement was terminated effective as of May 20, 2024. Maquia intends to continue to identify and pursue a business combination with an appropriate target.

Use of Funds Restricted for Payment of Taxes

The Company determined an overdraw of interest and dividend income earned in the Trust Account for taxes. Since the Company went public on June 2021, the Company has incurred income and franchise tax for a total cumulative amount of $1,181,965 as of March 31, 2024 and $1,126,832 as of December 31, 2023. According to the Investment Management Trust Agreement, income and franchise tax expense is an allowable withdrawal from trust. The Company has withdrawn a total cumulative amount of $1,475,000 as of March 31, 2024 and $1,375,000 as of December 31, 2023. As such as of March 31, 2024 and December 31, 2023, the Company has over withdrawn the trust $293,209 and $248,168, respectively. On April 5, 2024, the Company’s Sponsor replenished the amount of the 2023 over-withdrawal, including interest of $6,512, directly to the Trust. The Sponsor has yet to replenish the trust for the additional $44,909 overdrawn in the three months ended March 31, 2024.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before August 7, 2024. There is no assurance that the Company will raise the additional capital it needs to fund its operations. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after August 7, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal year 2024. As of March 31, 2024 and December 31, 2023, the Company had an excise tax payable of $275,665 and $265,380, respectively.

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

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2024 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2024 and its results of operations and cash flows for the three months ended March 31, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at March 31, 2024 or December 31, 2023.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

The Company’s effective tax rate was (26.1)% and 24.6% for the three and ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023 due to changes in the valuation allowance on the deferred tax assets, changes in the fair value of the warrant liability, change in the fair value of debt, state taxes and non deductible merger and acquisition costs.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, the shares of the Class A common stock subject to possible redemption in the amount of $11,766,029 and $12,680,351, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

	Shares	Dollars
Class A common stock subject to possible redemption – December 31, 2022	3,439,809	$37,456,519
Due from Sponsor	—	265,776
Redemptions and withdrawals	(2,449,091)	(26,538,036)
Remeasurement carrying value to redemption value	—	1,496,092
Class A common stock subject to possible redemption – December 31, 2023	1,090,718	12,680,351
Redemption and withdrawals	(93,402)	(1,085,863)
Remeasurement carrying value to redemption value	—	126,632
Due from Sponsor	—	44,909
Class A common stock subject to possible redemption – March 31, 2024	997,316	$11,766,029

Net (loss) income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating (loss) income per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from (loss) income per common share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. For the periods ended March 31, 2024 and March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2024
	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(99,972)	$(62,986)
Denominator:
Basic and diluted weighted average shares outstanding	3,764,597	2,371,823

Basic and diluted net loss per share	$(0.03)	$(0.03)

	For the Three Months Ended
	March 31, 2023
	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$133,049	$145,212
Denominator:
Basic and diluted weighted average shares outstanding	4,123,552	4,500,528

Basic and diluted net income per share	$0.03	$0.03

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company has determined that the conversion option of the First Extension Note is a derivative instrument. The Company has elected to recognize the First Extension Note, including the conversion option, at fair value as permitted under ASC Topic 815. The First Extension Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized an unrealized gain of $56,706 for the three months ended March 31, 2024 and an unrealized loss of $24,445 for the three months ended March 31, 2023 related to the change in fair value of convertible debt of the first extension Note, which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of March 31, 2024 and December 31, 2023, the balance outstanding under the promissory note with the Sponsor was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

The Company will cause the Extension Funds to be deposited into the Trust Account, which equates to approximately $0.045 per non-redeemed Public Share, for each month past November 7, 2022 until May 7, 2023 that the Company needs to complete an Initial Business Combination. The Company deposited a cumulative amount of $955,748 into the trust account through March 31, 2024 related to this Extension.

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

Based on the outstanding 1,090,718 Public Shares following redemptions, each monthly Contribution will be $27,268 which will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof).The Company will have the sole discretion whether to continue extending for additional calendar months until February 7, 2024. If the Company opts not to utilize any remaining portion of the Extension Period, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate. The Company made deposits totaling $27,268 during the three months ended March 31, 2024, and deposits totaling $218,144 during the year ended December 31, 2023, representing the respective months of extension payments related to this extension through February 7, 2024.

Outstanding loans, at cost, totaled $5,262,067 and $5,102,453, at March 31, 2024 and December 31, 2023, respectively, and the carrying value was $3,546,948 and $3,444,038, respectively, at March 31, 2024 and December 31, 2023 (see Note 8).

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

NOTE 6. WARRANTS

At March 31, 2024 and December 31, 2023, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding, respectively.

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

For the Private Placement Warrants at March 31, 2024 and December 31, 2023, the following assumptions were used to calculate the fair value:

	March 31,	December 31,
	2024	2023
Risk-free interest rate	4.21%	3.84%
Expected life	5.35 years	5.19 years
Expected volatility of underlying stock	0%	0%
Dividends	0%	0%

As of March 31, 2024 and December 31, 2023, the derivative liability associated with warrants was $268,402 and $165,954, respectively. In addition, for the three months ended March 31, 2024 and 2023, the Company recorded a loss of $102,450 and a gain of $155,567, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 3,709,774 and 3,803,176 shares of the Class A Common Stock, including 997,316 and 1,090,718 , respectively, of shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheets.

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

In connection with the February 5, 2024, special meeting, stockholders holding 93,402 of the Company’s Class A common stock exercised their right to redeem such shares. Following this redemption, the Company has 997,316 Public Shares outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 2,371,813 shares of Class B common stock issued and outstanding held by the Sponsor a consultant and the underwriter.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in the Trust Account	1	$11,218,498	$11,957,157

Liabilities:
Note payable – Sponsor	3	$1,746,823	$1,803,529
Warrant Liability – Private Placement Warrants	3	$8,756	$5,837
Warrant Liability – Public Warrants	1	$259,646	$160,117

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

As of March 31, 2024 and December 31, 2023, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of March 31, 2024 and December 31, 2023, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2024 and December 31, 2023, per Public Warrant to estimate the volatility for the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

As of March 31, 2024, the fair value of the First Extension Note is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 5.4% and spread on extrapolatable corporate bonds of 8.0% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $10.94, six-month risk-free yield of 5.4% and volatility of 17.9% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.03 from the convertible units. The assumption for the probably of a business combination is 50%.

As of December 31, 2023, the fair value of the First Extension Note is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 5.5% and spread on extrapolatable corporate bonds of 8.6% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $11.40, six-month risk-free yield of 5.5% and volatility of 19.4% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.02 from the convertible units. The assumption for the probably of a business combination is 50%.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Termination of Business Combination Agreement

On May 20, 2024, pursuant to Section 9.01(a) of the Business Combination Agreement, Maquia and Immersed entered into a Termination of Business Combination Agreement (“Termination Agreement”) pursuant to which the Business Combination Agreement was terminated effective as of May 20, 2024. Maquia intends to continue to identify and pursue a business combination with an appropriate target.

Delisting Notices

On May 22, 2024, Maquia, received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) (the “Notice”) that Maquia was delinquent in the filing of its periodic Form 10Q Report with the Securities and Exchange Commission (the “SEC”) for the period ending March 31, 2024 and that Nasdaq has initiated a process which could result in the delisting of the Company’s securities from Nasdaq Stock Market as a result of the Company not being in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to file in a timely manner all required periodic financial reports with the SEC. The Company has timely appealed the notice and request a hearing in accordance with NASDAQ Listing Rule 5815(a)(1)(B). A request for a hearing regarding a delinquent filing will stay the suspension of the Company’s securities for a period of 15 days from the date of the request and provided a plan for compliance. There can be no assurance that Nasdaq will accept the Company’s plan to regain compliance or that the Company will be successful in implementing its plan to regain compliance with the Rule, by filing the Report with the SEC.

Previous to this, and as reported by the Company, on May 7, 2024, Maquia , received a notice from the Listing Qualifications Department of Nasdaq (the “May 7th Notice”) that Maquia was not in compliance with Nasdaq Listing Rule IM-5101-2 requiring a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement triggering the issuance of a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. The Company has appealed, the hearing for which is currently set for June 20, 2024.

The May 7th Notice also indicated that on January 8, 2024 (as reported on the Company’s January 12, 2024 8-K), the Company failed to hold an annual meeting of stockholders within the required twelve-month period of the end of the Company’s fiscal year end. As noted in the Company’s 8-K filed May 21, 2024, the Company held its annual meeting on May 20, 2024 in compliance with the Listing Rule.

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

Recent Developments

Termination of Business Combination Agreement

On May 20, 2024, pursuant to Section 9.01(a) of the Business Combination Agreement, Maquia and Immersed entered into a Termination of Business Combination Agreement (“Termination Agreement”) pursuant to which the Business Combination Agreement was terminated effective as of May 20, 2024. Maquia intends to continue to identify and pursue a business combination with an appropriate target.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to March 31, 2024 was related to our formation, our initial public offering and, since the closing of our initial public offering, a search for an initial business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended March 31, 2024, we had a net loss of $162,958, which primarily consisted of general and administrative expenses of $237,978, loss on change in the fair value of the derivative liabilities of $45,744 and income taxes of $33,733, partially offset by unrealized gains on investments of $154,497.

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

As indicated in the accompanying financial statements, at March 31, 2024, we had $196,833 in cash, and a working capital deficiency of $4,145,758.

We presently have no operating revenue. Through March 31, 2024, our liquidity needs were satisfied through receipt of $475,500 held outside of the trust account from the sale of the placement warrants upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by our sponsor or its affiliates (including the loans made to effectuate extensions as described below), our officers and directors, or our company and its affiliates prior to or in connection with an initial business combination may be converted upon consummation of an initial business combination into additional placement units at a price of $10.00 per placement unit. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, we had no borrowings under the Working Capital Loans.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before August 7, 2024. There is no assurance that the Company will raise the additional capital it needs to fund its operations. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after August 7, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

In connection with the Second Extension (as defined below), the Sponsor made six monthly contributions of $159,291, for a total of $955,746 in contributions through May 7, 2023, which amount was contributed to the Trust Account. In connection with the Third Extension (as defined below), the Sponsor or its designees have agreed to contribute to the Company as a loan an aggregate of $0.025 for each share of Class A commons stock that is not redeemed, for each calendar month (commencing on May 7, 2023 and each month thereafter) until February 7, 2024, with each monthly contribution being $27,267.95 based on 1,090,718 Public Shares outstanding following the approval of the Third Extension

On February 5, 2024, in connection with the Fourth extension, the Company held a Special Meeting at which time the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to the date by which the Company must consummate its initial business combination from February 7, 2024 to August 7, 2024 (or such earlier date as determined by the Board). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on Feb 7,

2024. In connection with this extension, the Company and the Sponsor entered into a non-redemption agreement with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 538,093 shares of Maquia Class A Common Stock sold in the IPO (“Non-Redeemed Shares”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such Third Parties 2.5% per month of the Non-Redeemed Shares up to a maximum of 6 months (depending upon the month the initial business combination is consummated), of the Company’s Class A common stock held by such Third Parties, immediately following the consummation of an initial business combination, if the Third Parties continue to hold such Non-Redeemed Shares through the Fourth Extension Meeting. In connection with the vote to approve the Extension Amendment Proposal, public stockholders holding 93,402 of the Company’s Class A common stock, par value $0.0001, properly exercised their right to redeem their shares for a cash payment out of the Company’s trust account in connection with the Extension Amendment Proposal leaving a balance of 997,316 class A Common shares in the hands of the Public Shareholders.

If the Company opts not to utilize any remaining portion of the extension period prior to August 7, 2024, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the determinations of the fair-market value of the preferred stock, stock-based compensation, and the impairment analysis of intangibles.

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies is presented within the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions.

Our critical accounting estimates have not changed materially from those previously reported in our Annual Report for the year ended December 31, 2023, on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the material weaknesses in internal controls over financial reporting. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements in the financial statements. The following material weaknesses in internal controls over financial reporting were identified:

●	Controls over the identification, accounting and reporting for complex financial instruments.
●	Controls over calculation and reporting for income taxes.
●	Controls over the protection of funds permitted for withdrawal from the trust, including both the timely payment of income and other tax liabilities and ineffective oversight by the board and our management relating to the Company recurring non- compliance with an investment management trust agreement

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

Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting and other transactions reported above were not effective to properly evaluate complex equity transactions, to properly calculate and report income taxes and improper monitoring and accounting of the trust account.

There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The breakdown of an internal control process that led to the overpayment issue was primarily caused by lack of an effective check and balance system which allowed an individual to perform multiple tasks such as authorize payments, process transactions, and reconcile bank statements, without additional oversight. Furthermore, regular internal audits or reviews were absent, which otherwise would have identified discrepancies early on.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on February 16, 2021, as amended, and declared effective on May 4, 2021 (File No. 333-253167) (the “Registration Statement”), (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 4, 2023, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 10, 2022, August 16, 2022 and November 10, 2022, respectively , (iv) DEF 14A as filed with the SEC on April 24, 2023 and Amendment No. 2 to the S4 Registrations Statement filed April 19, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

The termination of the business combination agreement with Immersed, Inc. Will severely limit the company’s ability to consummate a business combination with a new target prior to August 7, 2024.

As reported above, the business combination agreement with Immersed Inc was mutually terminated on May 20, 2024. Pursuant to our charter we must complete a business combination no later than August 7, 2024. To accomplish this the Company must locate a suitable target, engage that target with a business combination agreement, and submit the matter to shareholders for approval prior to August 7, 2024. Failure to do this will result in the liquidation of the Company unless the August 7, 2024 date is further extended. In addition, Nasdaq has determined to delist the company for failure to complete a business combination within 36 months of the effective date of its IPO. Although the company has appealed this determination and seeks to extend the completion date to November 7, 2024, there can be no assurance that NASDAQ will grant this extension request. Because of the time limitations and the potential for delisting, the Company faces significant limitations on its ability to complete the business combination in a timely manner and thus may be forced to liquidate.

Should NASDAQ finally determine to delist the company’s securities, it will have a serious impact on the company’s ability to complete a business combination.

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

On May 22, 2024, Maquia, received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) (the “Notice”) that Maquia was delinquent in the filing of its periodic Form 10Q Report with the Securities and Exchange Commission (the “SEC”) for the period ending March 31, 2024 and that Nasdaq has initiated a process which could result in the delisting of the Company’s securities from Nasdaq Stock Market as a result of the Company not being in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to file in a timely manner all required periodic financial reports with the SEC. The Company has timely appealed the notice and request a hearing in accordance with NASDAQ Listing Rule 5815(a)(1)(B). A request for a hearing regarding a delinquent filing will stay the suspension of the Company’s securities for a period of 15 days from the date of the request and provided a plan for compliance. There can be no assurance that Nasdaq will accept the Company’s plan to regain compliance or that the Company will be successful in implementing its plan to regain compliance with the Rule, by filing the Report with the SEC.

Previous to this, and as reported by the Company, on May 7, 2024, Maquia , received a notice from the Listing Qualifications Department of Nasdaq (the “May 7th Notice”) that Maquia was not in compliance with Nasdaq Listing Rule IM-5101-2 requiring a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement triggering the issuance of a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. The Company has appealed, the hearing for which is currently set for June 20, 2024.

The May 7th Notice also indicated that on January 8, 2024 (as reported on the Company’s January 12, 2024 8-K), the Company failed to hold an annual meeting of stockholders within the required twelve-month period of the end of the Company’s fiscal year end. As noted in the Company’s 8-K filed May 21, 2024, the Company held its annual meeting on May 20, 2024 in compliance with the Listing Rule. On June 3, 2024, the Company was advised by the Nasdag Listing Qualifications Department that Nasdaq rules require companies listed on the Nasdaq Capital Market to maintain a minimum of 300 public holders for continued listing, and requested that the Company provide a certified list of Maquia shareholders. The Company is in the process of securing the requested report from the Company’s transfer agent and, to the Company’s present knowledge, it now satisfies the 300 public shareholder threshold.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.01	Pursuant to Section 9.01(a) of the Business Combination Agreement, Maquia and Immersed entered into a Termination of Business Combination Agreement filed on form 8 K dated May 20, 2024-
1.02	Request for Withdrawal of Registration Statement on Form S-4Registration Statement File No. 333-275446, CIK No. 0001844419
3.1	Third Amendment to The Amended and Restated Certificate of Incorporation, dated May 5, 2023 (Incorporated by reference to the Company’s Form DEF-K, filed with the SEC on DEF14A - April 19, 2023).
3.2	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing filed on form 8K dated May 13, 2024.
10.1	Form of Non-Redemption Agreement (Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 5, 2023).
10.2	Form of Non-Redemption Agreement (Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 1, 2024, Maquia held a special meeting of stockholders. At the special meeting).
13	submission of matters to security holders as reported on form 8K dated May 22, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: June 14, 2024	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2024	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)