Form 10-Q
period 2024-06-30
Maquia Capital Acquisition Corp
filed 2024-08-23
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, and one-half of one Redeemable Warrant	MAQCU	OTC
Class A Common Stock, par value $0.0001 per share	MAQC	OTC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	MAQCW	OTC

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

As of August 22, 2024, there were 2,848,101 shares of Class A Common Stock, par value $0.0001 per share, and 2,371,813 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

Item 1. Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current asset
Cash and cash equivalents	$2,560	$137,800
Prepaid expenses	40,500	12,915
Deferred tax asset	117,251	—
Income tax receivable	65,250	—
Due from Sponsor	—	475,038
Total current assets	225,561	625,753

Investments held in the Trust Account	11,633,963	11,957,157
Total Assets	$11,859,524	$12,582,910

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$814,136	$663,559
Income taxes payable	—	25,446
Excise tax payable	275,665	265,380
Notes payable – Sponsor at cost	2,138,233	1,640,507
Note payable – Sponsor at fair value (cost: $3,461,944 at June 30, 2024 and December 31, 2023, respectively)	723,682	1,803,529
Total current liabilities	3,951,717	4,398,421

Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability – Private Placement Warrants	5,837	5,837
Warrant liability – Public Warrants	173,097	160,117
Total liabilities	9,323,569	9,757,291

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 997,316 and 1,090,718 shares at redemption value of $11.78 and $11.63 per share as of June 30, 2024 and December 31, 2023, respectively	11,749,679	12,680,351

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,712,438 issued and outstanding as of June 30, 2024 and December 31, 2023, (excluding 997,316 and 1,090,718 shares subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively)	271	271
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,371,813 issued and outstanding as of June 30, 2024 and December 31, 2023	237	237
Accumulated deficit	(9,214,232)	(9,855,240)
Total Stockholders’ Deficit	(9,213,724)	(9,854,732)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$11,859,524	$12,582,910

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
General and administrative expenses	$442,336	$352,825	$680,314	$522,819
Total expenses	442,336	352,825	680,314	522,819

Other income (expenses)
Unrealized and realized gain on investment held in Trust Account	148,489	298,305	302,986	706,126
Change in fair value of derivative liabilities	1,112,608	(238,982)	1,066,865	(107,860)
Total other income	1,261,097	59,323	1,369,851	598,266
Income (loss) before tax	818,761	(293,502)	689,537	75,447
Income tax benefit (expense)	150,680	(73,933)	116,947	(164,622)
Net income (loss)	$969,441	$(367,435)	$806,483	$(89,175)
Weighted average shares outstanding of Class A Common Stock, basic and diluted	3,709,774	3,926,398	3,764,597	4,024,430
Basic and diluted net income (loss) per share – Class A Common Stock	$0.16	$(0.05)	$0.13	$(0.01)
Weighted average shares outstanding of Class B Common Stock, basic and diluted	2,371,823	3,190,560	2,371,823	3,841,930
Basic and diluted net income (loss) per share - Class B Common Stock	$0.16	$(0.05)	$0.13	$(0.01)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B
	Common Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2024	2,712,438	$271	2,371,813	$237	$(9,855,240)	$(9,854,732)

Exercise tax payable	—	—	—	—	(10,285)	(10,285)
Fair value of shares issued under non-redemption agreements	—	—	—	—	(89,348)	(89,348)
Sponsor contribution for shares issued under non-redemption agreement	—	—	—	—	89,348	89,348
Remeasurement of Class A common stock to redemption value	—	—	—	—	(126,632)	(126,632)
Net loss	—	—	—	—	(162,958)	(162,958)
Balance March 31, 2024	2,712,438	271	2,371,813	237	(10,155,115)	(10,154,607)
Fair value of shares issued under non-redemption agreements	—	—	—	—	119,131	119,131
Sponsor contribution for shares issued under non-redemption agreement	—	—	—	—	(119,131)	(119,131)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(28,559)	(28,559)
Net income	—	—	—	—	969,441	969,441
Balance June 30, 2024	2,712,438	$271	2,371,813	$237	$(9,214,232)	$(9,213,724)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B
	Common Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2023	583,723	$58	4,500,528	$450	$(7,133,678)	$(7,133,170)

Remeasurement of Class A common stock to redemption value	—	—	—	—	(745,006)	(745,006)
Net income	—	—	—	—	278,260	278,260
Balance March 31, 2023	583,723	58	4,500,528	450	(7,600,424)	(7,599,916)
Conversion of Class B to Class A common stock	2,128,715	213	(2,128,715)	(213)	—	—
Remeasurement of Class A common stock to redemption value	—	—	—	—	(444,799)	(444,799)
Finance cost of shares to be issued under non-redemption agreements					879,900	879,900
Contribution from Sponsor of shares to be issued under non-redemption agreements					(879,900)	(879,900)
Excise tax on redemption of Class A common stock	—	—	—	—	(265,380)	(265,380)
Net loss	—	—	—	—	(367,435)	(367,435)
Balance as of June 30, 2023	2,712,438	$271	2,371,823	$237	$(8,678,038)	$(8,677,530)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$806,483	$(89,175)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized and realized gains on investments held in the Trust Account	(302,986)	(706,126)
Change in fair value of derivative liabilities	(1,066,865)	107,860
Changes in operating assets and liabilities:
Prepaid expenses	(27,585)	31,301
Income taxes payable/receivable	(90,696)	(236,334)
Deferred income taxes	(117,251)	53,770
Accounts payable and accrued expenses	93,195	216,514
Net Cash Used In Operating Activities	(705,705)	(622,190)

Cash Flows From Investing Activities:
Cash deposited into the Trust	(502,299)	(691,701)
Cash withdrawn from Trust for redemptions	1,028,479	26,538,036
Cash withdrawn from Trust for taxes	100,000	823,798
Net Cash Provided By Investing Activities	626,180	26,670,133

Cash Flows From Financing Activities:
Cash paid for redemptions	(1,028,479)	(26,538,036)
Proceeds from Due from Sponsor	475,038	—
Proceeds from Note payable – sponsor	497,726	809,238
Net Cash Used In Investing Activities	(55,715)	(25,728,798)

Net change in cash and cash equivalents cash	(135,240)	319,145

Cash and equivalents cash at beginning of period	137,800	67,022

Cash and cash equivalents at end of period	$2,560	$386,167

Supplemental disclosure of non-cash financing activities:
Excise tax on redemptions of Class A common stock subject to possible redemption	$10,285	$265,380
Remeasurement of Class A common stock subject to possible redemption	$155,191	$1,404,498
Due to Trust	$—	$261,900
Finance costs of shares to be issued under non-redemption agreements	$—	$879,900
Accrued redemption payable	$57,385	$—
Due from Sponsor	$—	$214,693

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

At June 30, 2024, the Company had not yet commenced any operations. All activity through June 30, 2024 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Sponsor and Initial Financing

The Company’s Sponsor is Maquia Investment North America LLC, (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 4, 2021. On May 7, 2021, the Company closed its Initial Public Offering of 16,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $160 million, and incurring offering costs of approximately $7.0 million, inclusive of $5,192,916 in deferred underwriting commissions (Note 4). Each Unit consists of one share of the Company’s Class A common stock (the “Public Shares”) and one-half of one redeemable warrant (each, a “Warrant” and, collectively, the “Warrants”). On May 7, 2021, the Company issued 160,000 shares of Class B common stock to the underwriter for services rendered and recorded $1,209,600 which was recorded as a stock issuance cost.

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

In connection with the May 5, 2023 special meeting, stockholders holding 2,449,091 shares of Class A common stock exercised their right to redeem such shares. Following redemptions, the Company has 1,090,718 Public Shares outstanding.

In connection with the February 5, 2024 special meeting, stockholders holding 93,402 of the Company’s Class A common stock exercised their right to redeem such shares. Following redemptions, the Company has 997,316 Public Shares outstanding.

Subsequent to June 30, 2024, in connection with the August 5, 2024 special meeting, stockholders holding 861,653 of the Company’s Class A common stock exercised their right to redeem such shares. Following redemptions, the Company has 135,663 Public Shares outstanding.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share (redemption price as of June 30, 2024 and December 31, 2023 was $11.78 and $11.63, respectively)), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Prior to the amendment to the Company’s charter on November 4, 2022, the Company had until November 7, 2022 to consummate a Business Combination. On November 4, 2022, the Company held a special meeting of stockholders in which the Company’s stockholders approved an amendment to extend the date by which the Company must consummate a Business Combination from November 7, 2022 to May 7, 2023 (the “Combination Period”). The Sponsor made monthly loans of $159,291 for this extension. As of June 30, 2024 and December 31, 2023, an aggregate of $955,748 had been deposited into the trust account related to this extension. If the Company was unable to complete a Business Combination within the Combination Period, unless it seeks additional extensions approved by the stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

Prior to the amendment to the Company’s charter on May 5, 2023, the Company had until May 7, 2023 to consummate a Business Combination. On May 5, 2023, the Company held a special meeting of stockholders in which the Company’s stockholders approved an amendment to extend the date by which the Company must consummate a Business Combination from May 7, 2023 to February 7, 2024 (the “Third Combination Period”). The Sponsor made make monthly loans of $27,268 for this extension. As of June 30, 2024 and December 31, 2023, an aggregate of $245,412 and $218,144, respectively, had been deposited into the trust account to support the monthly extensions related to this extension. If the Company is unable to complete a Business Combination within the Third Combination Period, unless it seek additional extensions approved by the stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Third Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

On February 5, 2024, the Company held a Special Meeting at which time the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to the date by which the Company must consummate its initial business combination from February 7, 2024 to August 7, 2024 (or such earlier date as determined by the Board). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on Feb 7, 2024. In connection with this extension, the Company and the Sponsor entered into a non-redemption agreement with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 538,093 shares of Maquia Class A Common Stock sold in the IPO (“Non-Redeemed Shares”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such Third Parties 2.5% per month of the Non-Redeemed Shares up to a maximum of 6 months (depending upon the month the initial business combination is consummated), of the Company’s Class A common stock held by such Third Parties, immediately following the consummation of an initial business combination, if the Third Parties continue to hold such Non-Redeemed Shares through the Fourth Extension Meeting. In connection with the vote to approve the Extension Amendment Proposal, public stockholders holding 93,402 of the Company’s Class A common stock, par value $0.0001, properly exercised their right to redeem their shares for a cash payment out of the Company’s trust account in connection with the Extension Amendment Proposal leaving a balance of 997,316 class A Common public shares outstanding. On August 7, 2024, the Company held a Special Meeting at which time the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to the date by which the Company must consummate its initial business combination from August 7, 2024 to January 7, 2025, or such earlier date as determined by the board of directors. In connection with the meeting, stockholders holding 861,653 of the Company’s Class A common stock exercised their right to redeem such shares. Following this redemption, the Company has 135,663 Public Shares outstanding.

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

On July 15, 2024, the Company executed a Business Combination Agreement with Merger Sub and Velocium, Inc. (“Velocium”). On July 17, 2024, the Company provided to Nasdaq a copy of the Business Combination Agreement between the Company, Merger Sub, and Velocium. On July 19, 2024, the Company filed a Form 8-K with the SEC reporting the Business Combination Agreement with Merger Sub and Velocium.

Use of Funds Restricted for Payment of Taxes

The Company determined an overdraw of interest and dividend income earned in the Trust Account for taxes. Since the Company went public on June 2021, the Company has incurred income and franchise tax for a total cumulative amount of $1,053,285 as of June 30, 2024 and $1,126,832 as of December 31, 2023. According to the Investment Management Trust Agreement, income and franchise tax expense is an allowable withdrawal from trust. The Company has withdrawn a total cumulative amount of $1,475,000 as of June 30, 2024 and $1,375,000 as of December 31, 2023. During the six months ended June 30, 2024, the Sponsor caused to be deposited $254,680 into the Trust related to these overdraws, which included interest of $6,512. As such as of June 30, 2024 and December 31, 2023, the Company has over withdrawn from the trust $0 and $248,168, respectively, which is included in due from sponsor on the accompanying consolidated balance sheets.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 7, 2025. There is no assurance that the Company will raise the additional capital it needs to fund its operations. The Company also has no approved plan in place to fund operations for any period of time after January 7, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the rising conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT is effective for the Company beginning in fiscal year 2024. As of June 30, 2024 and December 31, 2023, the Company had an excise tax payable of $275,665 and $265,380, respectively.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax.  Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation.  If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2024 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2024 and its results of operations and cash flows for the three and six months ended June 30, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at June 30, 2024 or December 31, 2023.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

The Company’s effective tax rate was (18.4)% and (17.0)% for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rate was (25.2)% and 218.2% for the three and six months ended June 30, 2023, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three and six months ended June 30, 2024 and 2023, due to changes in the valuation allowance on the deferred tax assets, changes in the fair value of the warrant liability, change in the fair value of debt, state taxes, failed deal costs, and non deductible merger and acquisition costs.

Due to the failed deal with Immersed cancelled during the three months ended June 30, 2024, the Company was able to utilize failed deal costs in its tax provision, and therefore recorded a tax benefit. In connection with the benefit and amounts paid in 2024, the Company recorded an income tax receivable of $65,250 and a deferred tax asset of $117,251 on the accompanying consolidated balance sheet. In accordance with the investment management trust agreement, the Company used earnings from the trust to settle its tax liabilities. Therefore, any tax receivable or asset on previously paid and incurred taxes will be returned to the trust once received from taxing authorities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, the shares of the Class A common stock subject to possible redemption in the amount of $11,749,679 and $12,680,351, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

	Shares	Dollars
Class A common stock subject to possible redemption – December 31, 2022	3,439,809	$37,456,519
Due from Sponsor	—	265,776
Redemptions and withdrawals	(2,449,091)	(26,538,036)
Remeasurement carrying value to redemption value	—	1,496,092
Class A common stock subject to possible redemption – December 31, 2023	1,090,718	12,680,351
Redemption and withdrawals	(93,402)	(1,085,863)
Remeasurement carrying value to redemption value	—	126,632
Due from Sponsor	—	44,909
Class A common stock subject to possible redemption – March 31, 2024	997,316	11,766,029
Due from Sponsor	—	(171,541)
Remeasurement carrying value to redemption value	—	155,191
Class A common stock subject to possible redemption – June 30, 2024	997,316	$11,749,679

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. For the periods ended June 30, 2024 and June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$591,359	$378,082	$494,765	$311,718
Denominator:
Basic and diluted weighted average shares outstanding	3,709,774	2,371,823	3,764,597	2,371,823

Basic and diluted net income per share	$0.16	$0.16	$0.13	$0.13

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(202,713)	$(164,722)	$(45,622)	$(43,553)
Denominator:
Basic and diluted weighted average shares outstanding	3,926,398	3,190,560	4,024,430	3,841,930

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.01)	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company has determined that the conversion option of the First Extension Note is a derivative instrument. The Company has elected to recognize the First Extension Note, including the conversion option, at fair value as permitted under ASC Topic 815. The First Extension Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized an unrealized gain on fair value of debt for the change in the fair value of the Note of $1,023,141 and $1,079,847 for the three and six months ended June 30, 2024, which is included in change in fair value of derivative liabilities on the accompanying statements of operations. The Company recognized an unrealized gain on fair value of debt for the change in the fair value of the Note of $39,806 and $15,361 for the three and six months ended June 30, 2023, which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On January 28, 2021, the Company issued an aggregate of 5,750,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. On May 4, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 1,150,000 founder shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,150,000 Class B ordinary shares to the Company for no consideration on May 4, 2021. The Sponsor also transferred 70,000 founder shares to ARC Group Limited in consideration of services provided by such party as financial advisor to the Company in connection with the offering and recorded $529,200 which is recorded as a stock issuance cost. As a result, the Sponsor owned 4,530,000 founder shares. Such Class B common stock included an aggregate of up to 600,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Units and underlying securities). On May 7, 2021, the Company issued 160,000 shares of Class B common stock to the underwriter for services rendered and recorded $1,209,600 which is recorded as a stock issuance cost. On May 12, 2021, the Company issued 13,098 shares of Class B common stock to the underwriter for services rendered and recorded $99,021 which is recorded as a stock issuance cost. As a result of the underwriters’ election to partially exercise their over-allotment option on May 10, 2021, 272,570 Founder Shares are no longer subject to forfeiture.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of June 30, 2024 and December 31, 2023, the balance outstanding under the promissory note with the Sponsor was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

The Company will cause the Extension Funds to be deposited into the Trust Account, which equates to approximately $0.045 per non-redeemed Public Share, for each month past November 7, 2022 until May 7, 2023 that the Company needs to complete an Initial Business Combination. The Company deposited a cumulative amount of $955,748 into the trust account through June 30, 2024 related to this Extension.

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

Based on the outstanding 1,090,718 Public Shares following redemptions, each monthly Contribution will be $27,268 which will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof). The Company will have the sole discretion whether to continue extending for additional calendar months until February 7, 2024. If the Company opts not to utilize any remaining portion of the Extension Period, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate. The Company made deposits totaling $27,268 during the six months ended June 30, 2024, and deposits totaling $218,144 during the year ended December 31, 2023, representing the respective months of extension payments related to this extension through February 7, 2024.

Outstanding loans, at cost, totaled $5,600,179 and $5,102,453, at June 30, 2024 and December 31, 2023, respectively, and the carrying value was $2,861,915 and $3,444,038, respectively, at June 30, 2024 and December 31, 2023 (see Note 8).

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

Delisting Notices

On January 8, 2024, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) (the “Notice”) of failure to satisfy a continued listing standard from Nasdaq under Listing Rule 5620(a), as reported on the Company’s January 12, 2024 8-K. The Notice indicated that the Company failed to hold an annual meeting of stockholders within the required twelve-month period from the end of the Company’s fiscal year. Pursuant to the listing rules, the Company provided a plan for addressing the deficiency and becoming compliant. In response, the listing analyst granted the Company until May 20, 2024 to hold an annual shareholder’s meeting, which the Company did. As noted in the Company’s 8-K filed May 21, 2024, the Company held its annual meeting on May 20, 2024 in compliance with the Listing Rule. On May 23, 2024, Nasdaq advised that the Company regained compliance with the annual meeting of shareholders requirement in Listing Rule Listing Rule 5620(a).

On May 22, 2024, Maquia, received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) (the “Notice”) that Maquia was delinquent in the filing of its periodic Form 10Q Report with the Securities and Exchange Commission (the “SEC”) for the period ending March 31, 2024 and that Nasdaq has initiated a process which could result in the delisting of the Company’s securities from Nasdaq Stock Market as a result of the Company not being in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to file in a timely manner all required periodic financial reports with the SEC. The Company timely filed a request for a hearing before the Nasdaq Hearing Panel on May 29, 2024, in accordance with Listing Rule 5815(a)(1)(B), thus automatically extending the stay of suspension for 15 days, i.e., through June 13, 2024. The request for a stay also appealed to the Panel that the suspension be extended for an additional four days to June 17, 2024. On June 14, 2024, the Company filed its Form 10-Q with the SEC. On July 9, 2024, Nasdaq advised that the Company regained compliance with the Periodic Filing Rule.

Previous to this, and as reported by the Company, on May 7, 2024, Maquia received a notice from the Listing Qualifications Department of Nasdaq (the “May 7th Notice”) that Maquia was not in compliance with Nasdaq Listing Rule IM-5101-2 requiring a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement triggering the issuance of a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. Because the Company was unable to complete a business combination by the end of the 36-month period, the Company was not in compliance. In conformity with the Listing Rules, the Company filed an appeal on May 13, 2024. A hearing on this matter was held on June 20, 2024. On July 29, 2024, Nasdaq advised the Company that the Panel granted the Company’s request for continued listing on the Nasdaq Capital Market, subject to the following: (1) on or before July 15, 2024, the Company will enter into a definitive business combination agreement with Regulus 333, S.A.P.I. de C.V.; and (2) on or before November 4, 2024, the Company will complete the business combination agreement with Regulus and demonstrate compliance with all applicable initial listing standards for the Nasdaq Capital Market. Nasdaq advised the Company that November 4, 2024 represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with Listing Rule IM-5101-2. Nasdaq advised it is a requirement during the exception period that the Company provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements. This includes, but is not limited to, any event that may call into question the Company’s ability to meet the terms of the exception granted. The Panel reserved the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on the Exchange inadvisable or unwarranted. In addition, any compliance document will be subject to review by the Panel, which may, in its discretion, request additional information before determining that the Company has complied with the terms of the exception. On July 15, 2024, the Company executed a Business Combination Agreement with Merger Sub and Velocium, Inc. On July 17, 2024, the Company provided to Nasdaq a copy of the Business Combination Agreement between the Company, Merger Sub, and Velocium. On July 19, 2024, the Company filed a Form 8-K with the SEC regarding the Business Combination Agreement with Merger Sub and Velocium. A copy of that Form 8-K was provided to Nasdaq on July 23, 2024. On July 29, 2024, the Nasdaq Hearings Panel (“Panel”) determined to delist the securities of the Company from The Nasdaq Stock Market (“Nasdaq” or the “Exchange”) due to its failure to comply with the terms of the Panel decision dated July 9, 2024 (the “Decision”) following a hearing held before the Panel on June 20, 2024 (the “Hearing”). The Panel advised that trading in the Company’s securities will be suspended at the open of trading on July 31, 2024. Pursuant to the representations and information provided by the Company at the Hearing, the Decision required the Company to enter into a definitive business combination agreement with Regulus 333, S.A.P.I. de C.V. (“Regulus”) on or before July

15, 2024. On July 16, 2024, the Company provided an update to the Panel that it had entered into a business combination agreement. On July 17, 2024, the Company provided a copy of the business combination agreement reflecting the Company’s agreement to enter into a business combination with Velocium Inc. The Decision required the Company to notify the Panel promptly of any significant events that occur during the exception period that may affect Company’s compliance with Nasdaq requirements. This includes, but is not limited to, any event that may call into question the Company’s ability to meet the terms of the exception granted. Prior to July 17, 2024, the Panel was not informed that the Company had changed targets or that it had elected not to proceed with a business combination with Regulus as described at the Hearing. The Panel’s decision to grant an extension following the Hearing was based, in part, on the facts and timeline presented at the Hearing and the expedited review process and negotiations anticipated by the Company with respect to a specific target (Regulus). The Panel stated the Company’s failure to provide timely and accurate information to the Panel, in particular notification of this significant change in the target entity, raises serious doubts that the Company has an appropriate understanding of the exacting standards required of a Nasdaq listed company. Further, the Company did not provide the Panel with any substantive evidence or definitive timelines to evidence that the Company will be able to complete the business combination within the time available to the Panel under Listing Rules, in this case, November 4, 2024. The Panel stated an extension by the Panel is reserved for companies that have presented a compliance plan with definitive evidence that the company can regain and sustain compliance with Nasdaq Listing Rules. The Company has not provided any substantive information or detailed plan on the necessary steps it must take to facilitate the business combination, including when it expects to begin – or complete – the SEC registration review process or obtain shareholder approvals for the business combination. Combined with the Company’s failure to inform the Panel of a significant change impacting the Company’s compliance plan, the absence of definitive information and timeline on the Company’s plan to complete a business combination with a new target within the time remaining leaves the Panel with no choice but to determine that delisting the Company’s securities is the appropriate action to maintain the quality of and public confidence in the Exchange. For the foregoing reasons, the Panel determined to delist the Company’s securities from the Exchange and suspended trading in those securities effective at the open of business on July 31, 2024. The Exchange will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities Exchange Commission, after applicable appeal periods have lapsed. On July 29, 2024, the Company submitted a request to Nasdaq for the Panel to reconsider its delisting decision. The Company intends to challenge the delisting through its reconsideration request. On August 2, 2024, the Company filed a report on Form 8-K announcing the Panel’s delisting decision. However, there can be no assurance that the Panel or Nasdaq will reconsider or change the delisting decision.

On July 31, 2024, the Company filed an application to list on the OTCQX with the same ticker symbols (MAQCU, MAQC and MAQCW).

NOTE 6. WARRANTS

At June 30, 2024 and December 31, 2023, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding, respectively.

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

For the Private Placement Warrants at June 30, 2024 and December 31, 2023, the following assumptions were used to calculate the fair value:

	June 30,	December 31,
	2024	2023
Risk-free interest rate	4.33%	3.84%
Expected life	5.10 years	5.19 years
Expected volatility of underlying stock	0%	0%
Dividends	0%	0%

As of June 30, 2024 and December 31, 2023, the derivative liability associated with warrants was $178,934 and $165,954, respectively. In addition, for the three and six months ended June 30, 2024, the Company recorded gains (losses) of $89,467 and ($12,982), respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations. In addition, for the three and six months ended June 30, 2023, the Company recorded losses of $278,788 and $123,221, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 3,709,774 and 3,803,176 shares of the Class A Common Stock, including 997,316 and 1,090,718, respectively, of shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheets.

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

On February 5, 2024, the Company, held a Special Meeting at which time the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to the date by which the Company must consummate its initial business combination from February 7, 2024 to August 7, 2024 (or such earlier date as determined by the Board) The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on Feb 7, 2024. In connection with the meeting, stockholders holding 93,402 of the Company’s Class A common stock exercised their right to redeem such shares. Following this redemption, the Company has 997,316 Public Shares outstanding.

On August 7, 2024, the Company held a Special Meeting at which time the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to the date by which the Company must consummate its initial business combination from August 7, 2024 to January 7, 2025, or such earlier date as determined by the board of directors. In connection with the meeting, stockholders holding 861,653 of the Company’s Class A common stock exercised their right to redeem such shares. Following this redemption, the Company has 135,663 Public Shares outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 2,371,813 shares of Class B common stock issued and outstanding held by the Sponsor, a consultant, and the underwriter.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in the Trust Account	1	$11,633,963	$11,957,157

Liabilities:
Note payable – Sponsor	3	$723,682	$1,803,529
Warrant Liability – Private Placement Warrants	3	$5,837	$5,837
Warrant Liability – Public Warrants	1	$173,097	$160,117

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

As of June 30, 2024 and December 31, 2023, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of June 30, 2024 and December 31, 2023, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2024 and December 31, 2023, per Public Warrant to estimate the volatility for the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

As of June 30, 2024, the fair value of the First Extension Note is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 5.5% and spread on extrapolatable corporate bonds of 8.6% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $11.26, six-month risk-free yield of 5.5% and volatility of 11.0% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.02 from the convertible units. The assumption for the probably of a business combination is 20%.

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

Business Combination Agreement

On July 15, 2024, the Company executed a Business Combination Agreement with Merger Sub and Velocium, Inc. On July 17, 2024, the Company provided to Nasdaq a copy of the Business Combination Agreement between the Company, Merger Sub, and Velocium. On July 19, 2024, the Company filed a Form 8-K with the SEC reporting the Business Combination Agreement with Merger Sub and Velocium.

Stockholders’ Special Meeting

On August 7, 2024, the Company held a Special Meeting at which time the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to the date by which the Company must consummate its initial business combination from August 7, 2024 to January 7, 2025, or such earlier date as determined by the board of directors. In connection with the meeting, stockholders holding 861,653 of the Company’s Class A common stock exercised their right to redeem such shares. Following this redemption, the Company has 135,663 Public Shares outstanding.

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

Entered in new Business Combination Agreement

On July 15, 2024, the Company executed a Business Combination Agreement with Merger Sub and Velocium, Inc. On July 17, 2024, the Company provided to Nasdaq a copy of the Business Combination Agreement between the Company, Merger Sub, and Velocium. On July 19, 2024, the Company filed a Form 8 - K with the SEC reporting the Business Combination Agreement with Merger Sub and Velocium.

Stockholders’ Special Meeting

On August 7, 2024, the Company held a Special Meeting at which time the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to the date by which the Company must consummate its initial business combination from August 7, 2024 to January 7, 2025, or such earlier date as determined by the board of directors. In connection with the meeting, stockholders holding 861,653 of the Company’s Class A common stock exercised their right to redeem such shares. Following this redemption, the Company has 135,663 Public Shares outstanding.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to June 30, 2024 was related to our formation, our initial public offering and, since the closing of our initial public offering, a search for an initial business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended June 30, 2024, we had net income of $969,441, which primarily consisted of a change in fair value of the derivative warrant liabilities of $89,467, unrealized gains on investments of $148,489, a change in the fair value of the convertible note payable of $1,023,141 and an income tax benefit of $150,680 partially offset by general and administrative expenses of $442,336.

For the three months ended June 30, 2023, we had net loss of $367,435, which primarily consisted of a change in fair value of the derivative warrant liabilities of $278,788, general and administrative expenses of $352,826 and income tax expense of $73,933, partially offset by unrealized gains on investments of $298,305 and a change in the fair value of the convertible note payable of $39,806.

For the six months ended June 30, 2024, we had net income of $806,483, which primarily consisted of, unrealized gains on investments of $302,986, a change in the fair value of the convertible note payable of $1,079,847 and an income tax benefit of $116,947, partially offset by general and administrative expenses of $680,314 and a change in fair value of the derivative warrant liabilities of $12,982.

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

As indicated in the accompanying financial statements, at June 30, 2024, we had $2,560 in cash, and a working capital deficiency of $3,726,156.

We presently have no operating revenue. Through June 30, 2024, our liquidity needs were satisfied through receipt of $475,500 held outside of the trust account from the sale of the placement warrants upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by our sponsor or its affiliates (including the loans made to effectuate extensions as described below), our officers and directors, or our company and its affiliates prior to or in connection with an initial business combination may be converted upon consummation of an initial business combination into additional placement units at a price of $10.00 per placement unit. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, we had no borrowings under the Working Capital Loans.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 7, 2025. There is no assurance that the Company will raise the additional capital it needs to fund its operations. The Company also has no approved plan in place to fund operations for any period of time after January 7, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

There is no assurance that our plans to consummate an initial business combination will be successful by January 7, 2025. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 7, 2024, the Company held a Special Meeting at which time the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to the date by which the Company must consummate its initial business combination from August 7, 2024 to January 7, 2025, or such earlier date as determined by the board of directors. In connection with the meeting, stockholders holding 861,653 of the Company’s Class A common stock exercised their right to redeem such shares. Following this redemption, the Company has 135,663 Public Shares outstanding.

If the Company opts not to utilize any remaining portion of the extension period prior to January 7, 2025, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the material weaknesses in internal controls over financial reporting. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements in the financial statements. The following material weaknesses in internal controls over financial reporting were identified:

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

There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The breakdown of an internal control process that led to the overpayment issue was primarily caused by lack of an effective check and balance system which allowed an individual to perform multiple tasks such as authorize payments, process transactions, and reconcile bank statements, without additional oversight. Furthermore, regular internal audits or reviews were absent, which otherwise would have identified discrepancies early on.

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

The termination of the business combination agreement with Immersed, Inc. will severely limit the company’s ability to consummate a business combination with a new target.

As reported above, the business combination agreement with Immersed, Inc. was mutually terminated on May 20, 2024. On August 7, 2024, the Company’s shareholders voted to Amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from August 7, 2024 to January 7, 2025 or such earlier date as determined by the board of directors. To accomplish this the Company must locate a suitable target, engage that target with a business combination agreement, and submit the matter to shareholders for approval prior to January 7, 2025. Failure to do this will result in the liquidation of the Company unless the January 7, 2025 date is further extended. In addition, Nasdaq has delisted the company for failure to complete a business combination within 36 months of the effective date of its IPO. Because of the time limitations and the delisting, the Company faces significant limitations on its ability to complete the business combination in a timely manner and thus may be forced to liquidate.

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

On January 8, 2024, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) (the “Notice”) of failure to satisfy a continued listing standard from Nasdaq under Listing Rule 5620(a), as reported on the Company’s January 12, 2024 8-K. The Notice indicated that the Company failed to hold an annual meeting of stockholders within the required twelve-month period from the end of the Company’s fiscal year. Pursuant to the listing rules, the Company provided a plan for addressing the deficiency and becoming compliant. In response, the listing analyst granted the Company until May 20, 2024 to hold an annual shareholder’s meeting, which the Company did. As noted in the Company’s 8-K filed May 21, 2024, the Company held its annual meeting on May 20, 2024 in compliance with the Listing Rule. On May 23, 2024, Nasdaq advised that the Company regained compliance with the annual meeting of shareholders requirement in Listing Rule Listing Rule 5620(a).

On May 22, 2024, Maquia, received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) (the “Notice”) that Maquia was delinquent in the filing of its periodic Form 10Q Report with the Securities and Exchange Commission (the “SEC”) for the period ending March 31, 2024 and that Nasdaq has initiated a process which could result in the delisting of the Company’s securities from Nasdaq Stock Market as a result of the Company not being in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to file in a timely manner all required periodic financial reports with the SEC. The Company timely filed a request for a hearing before the Nasdaq Hearing Panel on May 29, 2024, in accordance with Listing Rule 5815(a)(1)(B), thus automatically extending the stay of suspension for 15 days, i.e., through June 13, 2024. The request for a stay also appealed to the Panel that the suspension be extended for an additional four days to June 17, 2024. On June 14, 2024, the Company filed its Form 10-Q with the SEC. On July 9, 2024, Nasdaq advised that the Company regained compliance with the Periodic Filing Rule.

Previous to this, and as reported by the Company, on May 7, 2024, Maquia received a notice from the Listing Qualifications Department of Nasdaq (the “May 7th Notice”) that Maquia was not in compliance with Nasdaq Listing Rule IM-5101-2 requiring a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement triggering the issuance of a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. Because the Company was unable to complete a business combination by the end of the 36-month period, the Company was not in compliance. In conformity with the Listing Rules, the Company filed an appeal on May 13, 2024. A hearing on this matter was held on June 20, 2024. On July 29, 2024, Nasdaq advised the Company that the Panel granted the Company’s request for continued listing on the Nasdaq Capital Market, subject to the following: (1) on or before July 15, 2024, the Company will enter into a definitive business combination agreement with Regulus 333, S.A.P.I. de C.V.; and (2) on or before November 4, 2024, the Company will complete the business combination agreement with Regulus and demonstrate compliance with all applicable initial listing standards for the Nasdaq Capital Market. Nasdaq advised the Company that November 4, 2024 represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with Listing Rule IM-5101-2. Nasdaq advised it is a requirement during the exception period that the Company provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements. This includes, but is not limited to, any event that may call into question the Company’s ability to meet the terms of the exception granted. The Panel reserved the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on the Exchange inadvisable or unwarranted. In addition, any compliance document will be subject to review by the Panel, which may, in its discretion, request additional information before determining that the Company has complied with the terms of the exception. On July 15, 2024, the Company executed a Business Combination Agreement with Merger Sub and Velocium, Inc. On July 17, 2024, the Company provided to Nasdaq a copy of the Business Combination Agreement between the Company, Merger Sub, and Velocium. On July 19, 2024, the Company filed a Form 8-K with the SEC regarding the Business Combination Agreement with Merger Sub and Velocium. A copy of that Form 8-K was provided to Nasdaq on July 23, 2024. On July 29, 2024, the Nasdaq Hearings Panel (“Panel”) determined to delist the securities of the Company from The Nasdaq Stock Market (“Nasdaq” or the “Exchange”) due to its failure to comply with the terms of the Panel decision dated July 9, 2024 (the “Decision”) following a hearing held before the Panel on June 20, 2024 (the “Hearing”). The Panel advised that trading in the Company’s securities will be suspended at the open of trading on July 31, 2024. Pursuant to the representations and information provided by the Company at the Hearing, the Decision required the Company to enter into a definitive business combination agreement with Regulus 333, S.A.P.I. de C.V. (“Regulus”) on or before July 15, 2024. On July 16, 2024, the Company provided an update to the Panel that it had entered into a business combination agreement. On July 17, 2024, the Company provided a copy of the business combination agreement reflecting the Company’s agreement to enter into a business combination with Velocium Inc. The Decision required the Company to notify the Panel promptly of any significant events that occur during the exception period that may affect Company’s compliance with Nasdaq requirements. This includes, but is not limited to, any event that may call into question the Company’s ability to meet the terms of the exception granted. Prior to July 17, 2024, the Panel was not informed that the Company had changed targets or that it had elected not to proceed with a business combination with Regulus as described at the Hearing. The Panel’s decision to grant an extension following the Hearing was based, in part, on the facts and timeline presented at the Hearing and the expedited review process and negotiations anticipated by the Company with respect to a specific target (Regulus). The Panel stated the Company’s failure to provide timely and accurate information to the Panel, in particular notification of this significant change in the target entity, raises serious doubts that the Company has an appropriate understanding of the exacting standards required of a Nasdaq listed company. Further, the Company did not provide the Panel with any substantive evidence or definitive timelines to evidence that the Company will be able to complete the business combination within the time available to the Panel under Listing Rules, in this case, November 4, 2024. The Panel stated an extension by the Panel is reserved for companies that have presented a compliance plan with definitive evidence that the company can regain and sustain compliance with Nasdaq Listing Rules. The Company has not provided any substantive information or detailed plan on the necessary steps it must take to facilitate the business combination, including when it expects to begin – or complete – the SEC registration review process or obtain shareholder approvals for the business combination. Combined with the Company’s failure to inform the Panel of a significant change impacting the Company’s compliance plan, the absence of definitive information and timeline on the Company’s plan to complete a business combination with a new target within the time remaining leaves the Panel with no choice but to determine that delisting the Company’s securities is the appropriate action to maintain the quality of and public confidence in the Exchange. For the foregoing reasons, the Panel determined to delist the Company’s securities from the Exchange and suspended trading in those securities effective at the open of business on July 31, 2024. The Exchange will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities Exchange Commission, after applicable appeal periods have lapsed. On July 29, 2024, the Company submitted a request to Nasdaq for the Panel to reconsider its delisting decision. The Company intends to challenge the delisting through its reconsideration request. The Company filed a report on Form 8-K announcing the Panel’s delisting decision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.01	Pursuant to Section 9.01(a) of the Business Combination Agreement, Maquia and Immersed entered into a Termination of Business Combination Agreement filed on form 8 K dated May 20, 2024-
1.02	Request for Withdrawal of Registration Statement on Form S-4 Registration Statement File No. 333-275446, CIK No. 0001844419
3.1	Third Amendment to The Amended and Restated Certificate of Incorporation, dated May 5, 2023 (Incorporated by reference to the Company’s Form DEF-K, filed with the SEC on DEF14A – January 29, 2024).
3.2	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing filed on form 8K dated May 13, 2024.
10.1	Form of Non-Redemption Agreement (Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 5, 2023).
10.2	Form of Non-Redemption Agreement (Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 23, 2024, Maquia held a special meeting of stockholders. At the special meeting).
13	submission of matters to security holders as reported on form 8K dated May 22, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: August 22, 2024	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2024	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)