Form 10-Q
period 2024-09-30
Maquia Capital Acquisition Corp
filed 2024-11-27
CIK 1844419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 26, 2024, there were 2,848,101 shares of Class A Common Stock, par value $0.0001 per share, and 2,371,813 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

MAQUIA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

Item 1. Financial Statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current asset
Cash and cash equivalents	$—	$137,800
Cash - restricted	42,479	—
Prepaid expenses	6,376	12,915
Income tax receivable	111,455	—
Deferred tax asset	71,045	—
Due from Sponsor	—	475,038
Total current assets	231,355	625,753

Investments held in the Trust Account	1,603,257	11,957,157
Total Assets	$1,834,612	$12,582,910

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,018,893	$663,559
Income taxes payable	—	25,446
Excise tax payable	377,047	265,380
Notes payable – Sponsor at cost	2,253,833	1,640,507
Note payable – Sponsor at fair value (cost: $3,461,944 at September 30, 2024 and December 31, 2023, respectively)	540,268	1,803,529
Total current liabilities	4,190,041	4,398,421

Deferred underwriting compensation	5,192,916	5,192,916
Warrant liability – Private Placement Warrants	5,837	5,837
Warrant liability – Public Warrants	173,097	160,117
Total liabilities	9,561,891	9,757,291

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption; 135,663 and 1,090,718 shares at redemption value of $13.21 and $11.63 per share as of September 30, 2024 and December 31, 2023, respectively	1,793,197	12,680,351

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,712,438 issued and outstanding as of September 30, 2024 and December 31, 2023, (excluding 135,663 and 1,090,718 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	271	271
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,371,813 issued and outstanding as of September 30, 2024 and December 31, 2023	237	237
Accumulated deficit	(9,520,984)	(9,855,240)
Total Stockholders’ Deficit	(9,520,476)	(9,854,732)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$1,834,612	$12,582,910

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
General and administrative expenses	$357,084	$293,713	$1,037,398	$816,532
Total expenses	357,084	293,713	1,037,398	816,532

Other income (expenses)
Unrealized and realized gain on investment held in Trust Account	150,009	172,397	452,995	878,523
Change in fair value of derivative liabilities	183,414	(901,278)	1,250,279	(1,009,138)
Total other income (loss)	333,423	(728,881)	1,703,274	(130,615)
Income (loss) before tax	(23,661)	(1,022,594)	665,876	(947,147)
Income tax (expense) benefit	—	(98,637)	116,946	(263,259)
Net income (loss)	$(23,661)	$(1,121,231)	$782,822	$(1,210,406)
Weighted average shares outstanding of Class A Common Stock, basic and diluted	3,419,434	3,803,176	3,026,056	3,949,868
Basic and diluted net income (loss) per share – Class A Common Stock	$(0.00)	$(0.18)	$0.15	$(0.17)
Weighted average shares outstanding of Class B Common Stock, basic and diluted	2,371,823	2,371,823	2,371,823	3,346,509
Basic and diluted net income (loss) per share - Class B Common Stock	$(0.00)	$(0.18)	$0.15	$(0.17)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B
	Common Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2024	2,712,438	$271	2,371,813	$237	$(9,855,240)	$(9,854,732)

Exercise tax payable	—	—	—	—	(10,285)	(10,285)
Fair value of shares issued under non-redemption agreements	—	—	—	—	(89,348)	(89,348)
Sponsor contribution for shares issued under non-redemption agreement	—	—	—	—	89,348	89,348
Remeasurement of Class A common stock to redemption value	—	—	—	—	(126,632)	(126,632)
Net loss	—	—	—	—	(162,958)	(162,958)
Balance March 31, 2024	2,712,438	271	2,371,813	237	(10,155,115)	(10,154,607)
Fair value of shares issued under non-redemption agreements	—	—	—	—	119,131	119,131
Sponsor contribution for shares issued under non-redemption agreement	—	—	—	—	(119,131)	(119,131)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(28,559)	(28,559)
Net income	—	—	—	—	969,441	969,441
Balance June 30, 2024	2,712,438	$271	2,371,813	$237	$(9,214,232)	$(9,213,724)
Exercise tax payable	—	—	—	—	(101,382)	(101,382)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(181,709)	(181,709)
Net loss	—	—	—	—	(23,661)	(23,661)
Balance September 30, 2024	2,712,438	$271	2,371,813	$237	$(9,520,984)	$(9,520,476)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B
	Common Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2023	583,723	$58	4,500,528	$450	$(7,133,678)	$(7,133,170)

Remeasurement of Class A common stock to redemption value	—	—	—	—	(745,006)	(745,006)
Net income	—	—	—	—	278,260	278,260
Balance March 31, 2023	583,723	58	4,500,528	450	(7,600,424)	(7,599,916)
Conversion of Class B to Class A common stock	2,128,715	213	(2,128,715)	(213)	—	—
Remeasurement of Class A common stock to redemption value	—	—	—	—	(444,799)	(444,799)
Finance cost of shares to be issued under non-redemption agreements					879,900	879,900
Contribution from Sponsor of shares to be issued under non-redemption agreements					(879,900)	(879,900)
Excise tax on redemption of Class A common stock	—	—	—	—	(265,380)	(265,380)
Net loss	—	—	—	—	(367,435)	(367,435)
Balance as of June 30, 2023	2,712,438	271	2,371,813	237	(8,678,038)	(8,677,530)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(134,164)	(134,164)
Net loss	—	—	—	—	(1,121,231)	(1,121,231)
Balance as of September 30, 2023	2,712,438	$271	2,371,813	$237	$(9,933,433)	$(9,932,925)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

MAQUIA CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$782,822	$(1,210,406)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized and realized gains on investments held in the Trust Account	(452,995)	(878,523)
Change in fair value of derivative liabilities	(1,250,279)	1,009,138
Changes in operating assets and liabilities:
Prepaid expenses	6,540	58,225
Income taxes	(136,901)	(186,431)
Deferred income taxes	(71,045)	(46,496)
Accounts payable and accrued expenses	355,332	267,605
Net Cash Used In Operating Activities	(766,526)	(986,888)

Cash Flows From Investing Activities:
Cash deposited into the Trust	(502,299)	(1,035,405)
Cash withdrawn from Trust for redemptions	11,166,670	26,538,036
Cash withdrawn from Trust for taxes	142,524	973,800
Net Cash Provided By Investing Activities	10,806,895	26,476,431

Cash Flows From Financing Activities:
Cash paid for redemptions	(11,166,670)	(26,538,036)
Proceeds from Note payable – Sponsor	1,030,980	983,842
Net Cash Used in Investing Activities	(10,135,690)	(25,554,194)

Net change in cash and restricted cash	(95,321)	(64,651)

Cash and restricted cash at beginning of period	137,800	67,022

Cash and restricted cash at end of period	$42,479	$2,371

Supplemental disclosure of non-cash financing activities:
Excise tax on redemptions of Class A common stock subject to possible redemption	$111,667	$265,380
Remeasurement of Class A common stock subject to possible redemption	$336,900	$1,541,476
Accrued redemption payable	$57,385	$—
Due from Sponsor	$—	$217,507
Finance costs of shares to be issued under non-redemption agreements	$—	$879,900

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

At September 30, 2024, the Company had not yet commenced any operations. All activity through September 30, 2024 related to the Company’s formation and the Initial Public Offering which was consummated on May 7, 2021 (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or unrealized gains on investments held in the trust account and gains or losses from the change in the fair value of the warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share (redemption price as of September 30, 2024 and December 31, 2023 was $13.21 and $11.63, respectively)), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Prior to the amendment to the Company’s charter on November 4, 2022, the Company had until November 7, 2022 to consummate a Business Combination. On November 4, 2022, the Company held a special meeting of stockholders in which the Company’s stockholders approved an amendment to extend the date by which the Company must consummate a Business Combination from November 7, 2022 to May 7, 2023 (the “Combination Period”). The Sponsor made monthly loans of $159,291 for this extension. As of September 30, 2024 and December 31, 2023, an aggregate of $955,748 had been deposited into the trust account related to this extension. If the Company was unable to complete a Business Combination within the Combination Period, unless it seeks additional extensions approved by the stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

Prior to the amendment to the Company’s charter on May 5, 2023, the Company had until May 7, 2023 to consummate a Business Combination. On May 5, 2023, the Company held a special meeting of stockholders in which the Company’s stockholders approved an amendment to extend the date by which the Company must consummate a Business Combination from May 7, 2023 to February 7, 2024 (the “Third Combination Period”). The Sponsor made make monthly loans of $27,268 for this extension. As of September 30, 2024 and December 31, 2023, an aggregate of $245,412 and $218,144, respectively, had been deposited into the trust account to support the monthly extensions related to this extension. If the Company is unable to complete a Business Combination within the Third Combination Period, unless it seek additional extensions approved by the stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Third Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

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

Use of Funds Restricted for Payment of Taxes

The Company determined an overdraw of interest and dividend income earned in the Trust Account for taxes. Since the Company went public on June 2021, the Company has incurred income and franchise tax for a total cumulative amount of $1,021,585 as of September 30, 2024 and $1,126,832 as of December 31, 2023. According to the Investment Management Trust Agreement, income and franchise tax expense is an allowable withdrawal from trust. The Company has withdrawn a total cumulative amount of $1,517,524 as of September 30, 2024 and $1,375,000 as of December 31, 2023. During the nine months ended September 30, 2024, the Sponsor caused to be deposited $254,680 into the Trust related to these overdraws, which included interest of $6,512. Further, in 2024, the Company has tax assets on its balance sheet as of September 30, 2024 which offset the remaining overdraw of trust assets. As such, as of September 30, 2024 and December 31, 2023, the Company has over withdrawn from the trust $0 and $248,168, respectively, which is included in due from sponsor on the accompanying consolidated balance sheets.

In the three months ended September 30, 2024, the Company withdrew an additional $42,479 from the Trust to pay franchise taxes. After the redemption during the period, the Company no longer was required to make this payment. The associated cash was reclassified to restricted cash as of September 30, 2024, as this cash can only be used to settle allowable tax liabilities or needs to be returned to the Trust.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 7, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to January 7, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond January 7, 2025, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. Management has determined that the liquidity condition and timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities.

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

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT is effective for the Company beginning in fiscal year 2024. As of September 30, 2024 and December 31, 2023, the Company had an excise tax payable of $377,047 and $265,380, respectively.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of November 26, 2024, the Company has not filed the return and made the payment due.

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

In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2024 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2024 and its results of operations and cash flows for the three and nine months ended September 30, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at September 30, 2024 or December 31, 2023.

Restricted cash

Restricted cash of $42,479 as of September 30, 2024 represents cash withdrawn from the Trust in excess of permitted amounts that is due to the Trust and cannot be used for operating expenses.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

The Company’s effective tax rate was 0% and (17.6)% for the three and nine months ended September 30, 2024, respectively. The Company’s effective tax rate was (9.6)% and (27.8)% for the three and nine months ended September 30, 2023, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three and nine months ended September 30, 2024 and 2023, due to changes in the valuation allowance on the deferred tax assets, changes in the fair value of the warrant liability, change in the fair value of debt, state taxes, failed deal costs, and non deductible merger and acquisition costs.

Due to the failed deal with Immersed cancelled during the three and nine months ended September 30, 2024, the Company was able to utilize failed deal costs in its tax provision, and therefore recorded a tax benefit. In connection with the benefit and amounts paid in 2024, the Company recorded an income tax receivable of $111,455 and a deferred tax asset of $71,045 on the accompanying consolidated balance sheet as of September 30, 2024. In accordance with the investment management trust agreement, the Company used earnings from the trust to settle its tax liabilities. Therefore, any tax receivable or asset on previously paid and incurred taxes will be returned to the trust once received from taxing authorities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, the shares of the Class A common stock subject to possible redemption in the amount of $1,793,197 and $12,680,351, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

	Shares	Dollars
Class A common stock subject to possible redemption – December 31, 2022	3,439,809	$37,456,519
Due from Sponsor	—	265,776
Redemptions and withdrawals	(2,449,091)	(26,538,036)
Remeasurement carrying value to redemption value	—	1,496,092
Class A common stock subject to possible redemption – December 31, 2023	1,090,718	12,680,351
Redemption and withdrawals	(93,402)	(1,085,863)
Remeasurement carrying value to redemption value	—	126,632
Due from Sponsor	—	44,909
Class A common stock subject to possible redemption – March 31, 2024	997,316	11,766,029
Due from Sponsor	—	(171,541)
Remeasurement carrying value to redemption value	—	155,191
Class A common stock subject to possible redemption – June 30, 2024	997,316	11,749,679
Redemption and withdrawals	(861,653)	(10,138,191)
Remeasurement carrying value to redemption value	—	181,709
Class A common stock subject to possible redemption – September 30, 2024	135,663	$1,793,197

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,946,731 shares of Class A common stock in the aggregate. For the periods ended September 30, 2024 and September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(13,971)	$(9,690)	$438,851	$343,971
Denominator:
Basic and diluted weighted average shares outstanding	3,419,434	2,371,823	3,026,056	2,371,823

Basic and diluted net (loss) income per share	$(0.00)	$(0.00)	$0.15	$0.15

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(690,565)	$(430,666)	$(655,249)	$(555,157)
Denominator:
Basic and diluted weighted average shares outstanding	3,803,176	2,371,823	3,949,868	3,346,509

Basic and diluted net loss per share	$(0.18)	$(0.18)	$(0.17)	$(0.17)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company has determined that the conversion option of the First Extension Note is a derivative instrument. The Company has elected to recognize the First Extension Note, including the conversion option, at fair value as permitted under ASC Topic 815. The First Extension Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized an unrealized gain on fair value of debt for the change in the fair value of the Note of $183,414 and $1,263,261 for the three and nine months ended September 30, 2024, which is included in change in fair value of derivative liabilities on the accompanying statements of operations. The Company recognized an unrealized loss on fair value of debt for the change in the fair value of the Note of $780,653 and $765,292 for the three and nine months ended September 30, 2023, which is included in change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the timing and impacts of adoption of this ASU.

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

Promissory Note – Related Party

On January 29, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $177,111 under this promissory note, which was repaid in full. As of September 30, 2024 and December 31, 2023, the balance outstanding under the promissory note with the Sponsor was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

The Company will cause the Extension Funds to be deposited into the Trust Account, which equates to approximately $0.045 per non-redeemed Public Share, for each month past November 7, 2022 until May 7, 2023 that the Company needs to complete an Initial Business Combination. The Company deposited a cumulative amount of $955,748 into the trust account through September 30, 2024 related to this Extension.

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

Based on the outstanding 1,090,718 Public Shares following redemptions, each monthly Contribution will be $27,268 which will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof). The Company will have the sole discretion whether to continue extending for additional calendar months until February 7, 2024. If the Company opts not to utilize any remaining portion of the Extension Period, then the Company will liquidate and dissolve promptly in accordance with its charter, and its Sponsor’s obligation to make additional Contributions will terminate. The Company made deposits totaling $27,268 during the nine months ended September 30, 2024, and deposits totaling $218,144 during the year ended December 31, 2023, representing the respective months of extension payments related to this extension through February 7, 2024.

Outstanding loans, at cost, totaled $5,715,777 and $5,102,453, at September 30, 2024 and December 31, 2023, respectively, and the carrying value was $2,794,101 and $3,444,038, respectively, at September 30, 2024 and December 31, 2023 (see Note 8).

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

Delisting Notices

For non compliance reasons, NASDAQ determined to delist the Company’s securities from the Exchange and suspended trading in those securities effective at the open of business on July 31, 2024.

On July 31, 2024, the Company filed an application to list on the OTCQX with the same ticker symbols (MAQCU, MAQC and MAQCW). The Company’s securities began trading on the OTCQX shortly thereafter.

NOTE 6. WARRANTS

At September 30, 2024 and December 31, 2023, the Company had 8,654,860 Public Warrants and 291,872 Private Placement Warrants outstanding, respectively.

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

For the Private Placement Warrants at September 30, 2024 and December 31, 2023, the following assumptions were used to calculate the fair value:

	September 30,	December 31,
	2024	2023
Risk-free interest rate	3.59%	3.84%
Expected life	5.27 years	5.19 years
Expected volatility of underlying stock	0%	0%
Dividends	0%	0%

As of September 30, 2024 and December 31, 2023, the derivative liability associated with warrants was $178,934 and $165,954, respectively. In addition, for the three and nine months ended September 30, 2024, the Company recorded gains (losses) of $0 and ($12,982), respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying statements of operations. In addition, for the three and nine months ended September 30, 2023, the Company recorded losses of $120,625 and $243,846, respectively, on the change in fair value of the derivative warrants which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 2,848,121 and 3,803,176 shares of the Class A Common Stock, including 135,663 and 1,090,718, respectively, of shares of the Class A Common Stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheets.

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

On February 5, 2024, the Company, held a Special Meeting at which time the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to the date by which the Company must consummate its initial business combination from February 7, 2024 to August 7, 2024 (or such earlier date as determined by the Board) The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on February 7, 2024. In connection with the meeting, stockholders holding 93,402 of the Company’s Class A common stock exercised their right to redeem such shares. Following this redemption, the Company has 997,316 Public Shares outstanding.

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

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 2,371,813 shares of Class B common stock issued and outstanding held by the Sponsor, a consultant, and the underwriter.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in the Trust Account	1	$1,603,257	$11,957,157

Liabilities:
Note payable – Sponsor	3	$540,268	$1,803,529
Warrant Liability – Private Placement Warrants	3	$5,837	$5,837
Warrant Liability – Public Warrants	1	$173,097	$160,117

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

As of September 30, 2024 and December 31, 2023, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of September 30, 2024 and December 31, 2023, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2024 and December 31, 2023, per Public Warrant to estimate the volatility for the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

As of September 30, 2024, the fair value of the First Extension Note is the aggregate of (i) the liquidation-adjusted present value of the straight debt, discounted by a six-month risk-free yield of 4.7% and spread on extrapolatable corporate bonds of 7.0% prevalent at the time of valuation; (ii) the liquidation-adjusted fair value of the call option using the Black-Scholes method taking the stock price $11.42, six-month risk-free yield of 4.7% and volatility of 17.3% observed in extrapolatable benchmarks, prevalent at the time of the valuation; and (iii) the fair value of the warrants derived at $0.02 from the convertible units. The assumption for the probably of a business combination is 15%.

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

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to September 30, 2024 was related to our formation, our initial public offering and, since the closing of our initial public offering, a search for an initial business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended September 30, 2024, we had a net loss of $23,661, which primarily consisted of general and administrative expenses of $357,084 partially offset by unrealized and realized gains on investments of $150,009, and a change in the fair value of convertible note payable of $183,414.

For the three months ended September 30, 2023, we had net loss of $1,121,231, which primarily consisted of unrealized losses on fair value of convertible note payable of $780,653, general and administrative expenses of $293,713, change in fair value of derivative warrant liabilities of $120,625 and income tax expense of $98,637, partially offset by unrealized and realized gains on investments of $172,397.

For the nine months ended September 30, 2024, we had net income of $782,822, which primarily consisted of unrealized and realized gains on investments of $452,995, a change in the fair value of the convertible note payable of $1,263,261 and an income tax benefit of $116,946, partially offset by general and administrative expenses of $1,037,398 and a change in fair value of the derivative warrant liabilities of $12,982.

For the nine months ended September 30, 2023, we had net loss of $1,210,406, which primarily consisted of change in fair value of the derivative warrant liabilities of $243,846, change in fair value of debt of $765,292, general and administrative expenses of $816,532 and income tax expense of $263,259, partially offset by unrealized and realized gains on investments of $878,523.

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

As indicated in the accompanying financial statements, at September 30, 2024, we had $42,479 in cash and restricted cash, and a working capital deficiency of $3,958,686.

We presently have no operating revenue. Through September 30, 2024, our liquidity needs were satisfied through receipt of $475,500 held outside of the trust account from the sale of the placement warrants upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by our sponsor or its affiliates (including the loans made to effectuate extensions as described below), our officers and directors, or our company and its affiliates prior to or in connection with an initial business combination may be converted upon consummation of an initial business combination into additional placement units at a price of $10.00 per placement unit. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of September 30, 2024 and December 31, 2023, we had no borrowings under the Working Capital Loans.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 7, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to January 7, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond January 7, 2025, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. Management has determined that the liquidity condition and timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the material weaknesses in internal controls over financial reporting. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements in the financial statements. The following material weaknesses in internal controls over financial reporting were identified:

●	Controls over the identification, accounting and reporting for complex financial instruments.
●	Controls over calculation and reporting for income taxes.
●	Controls over the protection of funds permitted for withdrawal from the trust, including both the timely payment of income and other tax liabilities and ineffective oversight by the board and our management relating to the Company recurring non- compliance with an investment management trust agreement.

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

There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The breakdown of an internal control process that led to the overpayment issue was primarily caused by lack of an effective check and balance system which allowed an individual to perform multiple tasks such as authorize payments, process transactions, and reconcile bank statements, without additional oversight. Furthermore, regular internal audits or reviews were absent, which otherwise would have identified discrepancies early on.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on February 16, 2021, as amended, and declared effective on May 4, 2021 (File No. 333-253167) (the “Registration Statement”), (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 4, 2023, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 10, 2022, August 16, 2022 and November 10, 2022, respectively, (iv) DEF 14A as filed with the SEC on April 24, 2023 and Amendment No. 2 to the S4 Registrations Statement filed April 19, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

MAQUIA CAPITAL ACQUISITION CORPORATION

Date: November 26, 2024	By:	/s/ Jeff Ransdell
	Name:	Jeff Ransdell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 26, 2024	By:	/s/ Jeronimo Peralta
	Name:	Jeronimo Peralta
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)